Form 10-Q
period 1994-12-31
GRADCO SYSTEMS INC
filed 1995-02-08
CIK 719597

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended December 31, 1994 Commission file number 0-12829

                             GRADCO SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                  Nevada                                        95-3342977
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

    3753 Howard Hughes Pkwy, Ste 200,
            Las Vegas, Nevada                                     89109
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (702) 892-3714

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X            No
                                      -------           -------

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at December 31, 1994
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,783,909

                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at December 31, 1994 and March 31, 1994               3

     Consolidated Statements of Operations
        for the Three and Nine Months Ended
        December 31, 1994 and December 31, 1993               4

     Consolidated Statements of Cash Flows
        for the Nine Months Ended
        December 31, 1994 and December 31, 1993               5-6

     Notes to Consolidated Financial Statements               7-9

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         10-11

Part II.  Other Information                                   12

                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                December 31,      March 31,
                                                    1994            1994
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $ 9,212         $ 5,613
     Trading securities, at fair value               1,380           2,112
     Accounts receivable, net                       23,874          13,445
     Inventories                                     1,815           2,579
     Other current assets                            1,097             187
                                                   -------         -------
          Total current assets                      37,378          23,936
                                                   -------         -------
Furniture, fixtures and equipment, net               1,754           1,536
License repurchase                                   7,864           8,548
Excess of cost over acquired net assets              1,375           1,407
Other assets                                         6,429           6,369
                                                   -------         -------
                                                   $54,800         $41,796
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $12,846         $ 3,979
     Current installments of long-term debt             10             -
     Accounts payable                                9,117           8,673
     Accrued expenses                                1,134             854
     Income taxes payable                            1,490             186
     Deferred income taxes                              37              36
                                                   -------         -------
          Total current liabilities                 24,634          13,728
                                                   -------         -------
Long-term debt, excluding current installments          38             -
Non-current liabilities                                590             673
Deferred income taxes                                2,848           3,063
Minority interest                                   14,213          13,195

Shareholders' equity:
     Common stock, no par value;
          authorized 30,000,000 shares,
          7,783,909 shares outstanding              44,546          44,546
     Deficit                                       (37,018)        (37,922)
     Currency translation adjustments                4,949           4,513
                                                   -------         -------
                                                    12,477          11,137
                                                   -------         -------
                                                   $54,800         $41,796
                                                   =======         =======


         See accompanying notes to consolidated financial statements.

                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                   ----------------------  --------------------
                                   Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                     1994        1993        1994        1993
                                   ---------   ----------  ---------   --------
Revenues:

Net sales                          $21,063     $11,234     $55,536     $37,741
Development engineering services       120          45         695         244
Licenses and royalties                 625         600       1,848       1,673
                                   -------     -------     -------     -------
                                    21,808      11,879      57,968      39,658
                                   -------     -------     -------     -------
Costs and expenses:

Costs of sales                      16,951       9,191      44,866      30,413
Research and development               396         415       1,591       1,167
Selling, general and administrative  3,106       2,699       8,732       7,717
                                   -------     -------     -------     -------
                                    20,453      12,305      55,189      39,297
                                   -------     -------     -------     -------
Income (loss) from operations        1,355        (426)      2,779         361

Interest expense                       (26)        (17)        (67)        (89)
Interest income                         38          28          88         115
Dividend income                        -            12           4          12
Loss on trading securities             (84)         (3)       (302)         (3)
                                   -------     -------     -------     -------
Earnings before income taxes
     and minority interest           1,283        (406)      2,502         396
Income tax expense                     514        (114)      1,041         580
Minority interest                      303        (154)        557        (204)
                                   -------     -------     -------     -------
Net earnings (loss)                $   466     $  (138)    $   904     $    20
                                   =======     =======     =======     =======


Earnings (loss) per common share   $  0.06     $  (.02)    $  0.12     $  0.00
                                   =======     =======     =======     =======


Weighted average shares
     outstanding (000's)             7,784       7,784       7,784       7,784


          See accompanying notes to consolidated financial statements.

                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Nine Months Ended
                                                     ----------------------
                                                     Dec. 31,      Dec. 31,
                                                       1994          1993
                                                     --------      --------
Cash flows from operating activities:
Net income                                           $   904       $    20
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     741           783
        Amortization                                   1,429         1,287
        Deferred income taxes                           (254)         (282)
        Unrealized holding loss on trading securities    101             7
        Loss (gain) on sale of securities                201            (4)
        Provision for losses on accounts receivable       47            32
        Gain on sale of property and equipment            (6)          (11)
        Purchases of trading securities               (2,479)       (2,375)
        Proceeds from sale of trading securities       2,909           249
        Minority interest                                557          (204)
        (Increase) decrease in accounts receivable   (10,104)        3,553
        Decrease in inventory                            789           522
        Increase in prepaid assets                      (896)         (361)
        (Increase) decrease in other assets               (9)          105
        Increase (decrease) in accounts payable          202          (886)
        Increase (decrease) in accrued expenses          272          (425)
        Increase in income taxes payable               1,295           844
        Decrease in other liabilities                    (84)         (290)
                                                     -------       -------
          Total adjustments                           (5,289)        2,546
                                                     -------       -------
          Net cash (used in) provided by operations   (4,385)        2,566
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                   (961)         (648)
Proceeds from sale of property and equipment              28            24
                                                     -------       -------
          Net cash used in investing activities         (933)         (624)
                                                     -------       -------














CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Nine Months Ended
                                                     ----------------------
                                                     Dec. 31,      Dec. 31,
                                                       1994          1993
                                                     --------      --------
Cash flows from financing activities:
Net borrowings (repayments) on notes
   less than three months                              8,725        (5,103)
Proceeds from issuance of notes in
   excess of three months                              1,553         1,500
Repayment of notes in excess of three months          (1,505)         (697)
Principal payments for capital lease obligations         -             (28)
                                                     -------       -------
         Net cash provided by (used in)
            financing activities                       8,773        (4,328)
                                                     -------       -------
         Effect of exchange rate changes on cash         144             2
                                                     -------       -------
Net increase (decrease) in cash
   and cash equivalents                                3,599        (2,384)
Cash and cash equivalents at beginning of period       5,613         5,635
                                                     -------       -------
Cash and cash equivalents at end of period           $ 9,212       $ 3,251
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $  44         $  78
Income taxes                                              41            39



         See accompanying notes to consolidated financial statements.

                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements include the accounts of Gradco Systems, Inc. and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1994 and the results of operations and cash flows for the three and nine months ended December 31, 1994 and 1993. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:

                                           (Dollars in Thousands)
                                             Dec. 31,   March 31,
                                              1994        1994
                                            ---------   ---------
Raw materials                                $  902      $  979
Work-in-process                                 121         584
Finished goods                                  792       1,016
                                             ------      ------
                                             $1,815      $2,579
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 200 million yen (approximately $2 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At December 31, 1994, total borrowings on these lines were $1,500,000. The balance of $11,346,000 in notes payable reflects amounts due to trade creditors in ninety days.

                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1995 in the countries where the Company operates applied to results of the quarter. The Company has given no benefit to loss carryforwards available for U.S. tax purposes as recent loss experience from U.S. operations does not support realization of such benefits.

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,784,000 in all periods. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

In the following litigations, material claims have been asserted against the
Company:

(a) GRADCO V. KEITH B. STEWART ET AL. This case commenced in August 1990 as a derivative action against directors of the Company. In September 1991, it was converted into a direct action by the Company against Keith Stewart and Horst Sieben and a number of other former officers of the Company. In that action the Company seeks a determination that the defendants breached their fiduciary duty in granting to themselves warrants to purchase stock in Gradco (Japan) Ltd. The Company also seeks damages via a cross complaint which it has filed against Mr. Stewart and others alleging a conspiracy to defraud the Company. Various charges have been made against Mr. Stewart and others by the Company seeking recovery of damages in excess of $2,000,000 plus punitive damages. The complaint also seeks a declaration that no payments are due to the defendants under their "golden parachute" agreements.

Mr. Stewart and other former employees have instituted actions against the Company, certain of its subsidiaries, Martin E. Tash and Plenum Publishing Corporation claiming various damages including payments under their "golden parachute" agreements. The stated aggregate claims for compensatory damages sought for said former employees for all of their claims exceeds $20,000,000. Of that sum approximately $2,500,000 is attributed to the aforesaid alleged breaches of the "golden parachute" agreements. The balance is principally attributed to various causes of action arising from the same set of facts, including such claims as conspiracy to induce breach of contract and intentional infliction of emotional distress. The Company has denied all liability in connection with the aforesaid claims and asserted affirmative defenses thereto. The claims by one of the former employees have been settled.

Pre-trial discovery is being conducted in all of the above matters, and the discovery cutoff date is April 30, 1995. A trial date has been set for May 30, 1995.

                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

(b) HAMMA V. GRADCO SYSTEMS, INC. ET AL., DUBOIS V. GRADCO SYSTEMS, INC. ET AL. The Company and Mr. Stewart have been sued in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which have been consolidated for certain purposes, allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements which agreements required the payment by Gradco of royalties to each of the plaintiffs based upon sales of products subject to patents in which such persons were involved. The complaints, which have been amended a number of times, seek unspecified damages and other relief. The court has bifurcated the liability and damage issues, so that in the first trial there will only be a determination of whether there is any liability. If liability is found, then there will be further discovery and a second trial on the damages issue.

In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company, seeking to attach $10,000,000 of its assets. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in Gradco (Japan) Ltd., it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expenses which would have resulted from a current hearing on the Application.

The District Court Judge previously assigned to these cases recently was appointed to the Court of Appeals. These cases have been assigned to a new District Court Judge, who held a status conference in December 1994, and has scheduled additional pretrial proceedings. The Company anticipates that a trial will be held during 1995.

The Company's management believes that in each of the actions in which claims are made against the Company described above it has substantial defenses, and in the case described in (a) above it has substantial counterclaims. While any proceeding or litigation has an element of uncertainty, the Company believes that the ultimate outcome of these lawsuits or claims will not have a material adverse effect on its consolidated financial position.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1994 increased $9,929,000 and $18,310,000, respectively, as compared to amounts in the comparable prior year periods. Net sales increased $9,829,000 in the current quarter over the year earlier period due to a 66% increase in unit sales in the copier market and a stronger yen, which appreciated 8% against the dollar during the period. Net sales increased $17,684,000 in the nine-month period over the prior year due to a 35% increase in unit sales in the copier market and a stronger yen. A substantial portion of the increases in unit sales was attributable to increased sales to Xerox Corporation and its European affiliate. Revenue from development engineering services increased by $75,000 and $451,000 in the three and nine-month periods, respectively, as a result of new printer and copier projects which were partially funded by customers.

Cost of sales as a percentage of net sales decreased to 80.5% from 81.8% for the three months ended December 31, 1994 and 1993, respectively and increased to 80.9% from 80.6% for the nine-month periods then ended. This percentage has remained consistently around 81% for the last two years.

Research and development expenses ("R&D") in the current quarter totaled $396,000, 1.8% of revenues, compared to $415,000, 3.5% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1994 and 1993, R&D totaled $1,591,000, 2.7% of revenues and $1,167,000, 2.9% of revenues, respectively. The increase in the nine-month amount is attributable to the printer and copier projects previously mentioned.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,106,000, 14.2% of revenues, compared to $2,699,000, 22.7% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1994 and 1993, SG&A totaled $8,732,000, 15.1% of revenues and $7,717,000 (which includes a credit for $141,000 representing a settlement in the Company's favor of an insurance claim for property damage incurred several years earlier), 19.5% of revenues, respectively. These increases are partially due to the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the stronger yen and the balance is consistent with the growth in revenue.

As a result of the above factors, earnings before income taxes and minority interest increased to $1,283,000 in the current quarter from a loss of $406,000 in the third quarter of fiscal 1994 and to $2,502,000 in the nine months ended December 31, 1994 from $396,000 in the prior year nine-month period. The results for the current quarter and nine-month period include losses on trading securities of $84,000 and $302,000, respectively as compared to a loss of $3,000 in both prior year periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

The tax provisions in all periods primarily comprise foreign taxes on the earnings of the Company's Japanese subsidiary. A shift in the geographic distribution of pre-tax earnings, which began in the third quarter of last year, has resulted in reducing the consolidated effective tax rate from 146.5% in the nine months ended December 31, 1993 to 41.6% in the current nine months, since U.S. profits can be offset by NOL carryforwards for federal tax purposes.


FINANCIAL CONDITION

Working capital increased to $12,744,000 at December 31, 1994 from $10,208,000 at March 31, 1994. At December 31, 1994, the Company had $9,212,000 in cash, $1,380,000 in trading securities and minimal long-term debt. The Company's Japanese subsidiary ("GJ") has a 200 million yen (approximately $2 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. Total borrowings under these lines were $1,500,000 at December 31, 1994. Accounts receivable and notes payable to trade creditors have increased as a result of the increase in net sales during the current quarter.

The Company believes that as a result of its restructuring and staff reductions its cash and credit facilities are adequate for its short and long-term needs. At December 31, 1994, there were no material commitments for capital expenditures.

                                   PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits.
          None.
          (b)  Reports on Form 8-K.
          None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  February 7, 1995     HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)