Form 10-K
period 1995-03-31
GRADCO SYSTEMS INC
filed 1995-06-30
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -------
                SECURITIES EXCHANGE ACT OF  1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -------
              SECURITIES EXCHANGE ACT OF  1934 [NO FEE REQUIRED]

             For the transition period from _______  to  _______

                       Commission file number 0-12829

                            GRADCO SYSTEMS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Nevada                                     95-3342977
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    3753 Howard Hughes Pkwy, Ste 200,
           Las Vegas, Nevada                                  89109
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (702) 892-3714

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
                 None                                   None
- -------------------------------------    --------------------------------------
- -------------------------------------    --------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No par value
- -------------------------------------------------------------------------------
                               (Title of Class )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X            No
                                                  -------           -------
Cover page (cont'd)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               -------

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 16, 1995) was $31,874,237.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 16, 1995 was: common stock, no par value--7,798,909 shares.













































                                     PART I

Item 1.  Business

     Gradco Systems, Inc. ("Gradco", "Company" or the "Registrant") was originally incorporated in California on November 9, 1978. As previously reported in the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992, the Registrant changed its state of incorporation to Nevada through a merger which became effective April 3, 1992. The Registrant's principal executive offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109 and its telephone number is (702) 892-3714.

     (a) Financial Information About Industry Segments.

     Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Information relating to net sales, net earnings (loss) and identifiable assets attributable thereto for the fiscal years ended March 31, 1995, 1994 and 1993 is set forth in response to Item 8 below.

     (b) Narrative Description of Business.

     Gradco is a holding company which conducts business as follows:

     (1) The various activities comprising the copier and printer product businesses, as described below, are conducted through Gradco's majority-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and GJ's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GUSA"). GJ has a domestic branch office, which performs research and development activities. GUSA concentrates on marketing and sales activities.

     (2) High technology engineering and manufacturing services are performed by Gradco's wholly-owned Venture Engineering, Inc. subsidiary based in Carrollton, Texas.

     Unless otherwise indicated or unless the context otherwise requires, (1) references to Gradco in the remainder of this Item 1(b) are to the parent company, (2) references to GJ, in the descriptive material in the remainder of this Item 1(b) pertaining to the copier and printer products businesses,
include the activities of GJ and GUSA,	(3) references to the Registrant, in
connection with the presentation of financial data in the remainder of this
Item 1(b), and in Item 1(c), include the consolidated financial results of Gradco and its subsidiaries.

     Sales by GJ of sorter products to the convenience copier market currently account for most of the Registrant's consolidated revenues. Such revenues also include sales of printer products by GJ, revenues of GJ from selected technology licenses and agreements with original equipment manufacturers and marketers ("OEMs"), and from research and development activities conducted by GJ on behalf of its OEM customers, and revenues of Venture Engineering from contract engineering and manufacturing services on behalf of OEMs and other customers.

     Due to the overall maturity of the copier market, high growth cannot be expected in this portion of GJ's business, so additional emphasis is being put on printer products.


                                      1
Business of GJ

     General

     GJ designs, develops, produces (primarily by contract) and markets on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience copier market, and supplies feeders and mailboxing sorters and stackers for the computer controlled printer market. GJ customizes its sorters and stackers for inclusion in the convenience copiers and printers of OEMs. Sorter products presently constitute GJ's principal source of revenues. GJ's revenues also include revenues from feeders and mailboxing sorters for computer controlled printers, engineering and development activities for certain OEMs and selected technology, licenses and agreements with OEMs. GJ has developed and markets to OEMs automatic stackers, high capacity sheet feeders and random access mailboxes for nonimpact electronic printers and paper handling devices for facsimile machines. GJ also licenses certain proprietary technology to OEMs.

     GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Mita, Xerox, Rank Xerox, Fuji Xerox, Ricoh, Konica, Toshiba, Lanier, Panasonic, Sharp, Olympus and Kyocera. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GUSA. Marketing in Europe is conducted by GJ and GUSA, and by Gradco Belgium, S.C., a wholly-owned subsidiary of GJ.

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea.

     In addition to marketing intelligent paper handling devices, GJ licenses certain OEMs to produce products using GJ technology in exchange for license fees and/or royalties, and receives fees from OEMs for research and development and customization contracts for its products. GJ's development engineering activities on behalf of OEMs include engineering, development and prototype production of various paper handling devices.

     Gradco and GJ do not have any common directors or officers. However, as the majority shareholder Gradco has the controlling vote on major corporate transactions by GJ. Furthermore, members of Gradco's management consult with and advise GJ's management on an ongoing basis with regard to current operational matters and future plans.

     GJ Products

     Currently, GJ's products are primarily paper input and output devices for copiers and computer controlled printers, including sorter products for copiers and printers and sheet feeding products for printers. GJ has development and customization contracts with a number of OEMs for several new products for copiers and intelligent non-impact electronic page printers.

     Sorter Products. Prior to the introduction by Gradco (during the period when it was directly engaged in the copier products business) of the sorters currently sold by GJ, sorters available to the convenience copier market were large and complicated, with many moving parts and long, complicated paper paths. The sorters sold by GJ are primarily designed to provide a shorter, straight-through or nearly straight-through, single paper path.

                                      2
     The sorters sold by GJ are designed for use with a variety of convenience copiers and are available with either 10, 20, or 25 receiving bins. These products may be attached quickly and easily to a copier or may be designed to be an integral part of the copier. Some of GJ's sorters are controlled by intelligence contained within the copier, which communicates with the sorter through a customized interface, while others contain the necessary intelligence to stand alone and receive output from the copier or mechanically and electronically interface with a copier.

     New Copier Products. The new products for the copier market include a variety of 10, 15 and 20 bin sorters with a sheet capacity per bin and a copy per minute operating speed to satisfy the need in the low through mid-range of copiers. Some products include means for offsetting copy sets to enhance set removal and set capacity for mid-range copier use, and some include set-aligning sheet joggers and in-bin stapling capabilities.

     GJ has acquired the exclusive rights to manufacture and market a computer forms feeder which improves the feeding of continuous forms in medium to high speed copiers.

     New copier products which also are applicable to the printer market include sorters which are also operable in a random access mode to function with electronic page printers as a mailbox.

     Printer Products. GJ's products include certain additional automatic paper and envelope feeders and specialized output print stations. These include a paper feeder, stacker and mailboxes specially designed for laser printers.

     New Printer Products. New products developed for the printer product market include a sheet and envelope feeder, a variety of its high capacity sheet feeders applicable to a variety of laser printers, a specialized high capacity stacker for a high speed laser printer, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers and facsimile machines.

     GJ Marketing and Customers

     General. GJ sells its products domestically and internationally primarily directly to OEMs. GJ (under licenses which were assigned to it by Gradco) has licensed certain OEMs to manufacture and sell certain products for use in conjunction with the OEMs' copiers marketed to other companies.

     GJ frequently develops a new product or a variation of an existing product in consultation with an OEM who has agreed to pay for the development work, then submits a prototype for evaluation to the OEM customer who may agree to purchase such product in commercial quantities. In other cases, an OEM will present GJ with a copier, printer or other product in the research and development stage and engage GJ (at the OEM's expense) to design a paper handling device to fit the OEM's specifications. Any unique interface designed to work only with an OEM's particular equipment may be exclusive to the OEM; GJ retains ownership of the basic technology and any other technology developed by GJ for use in its business. GJ also does product development work at its own expense, based on its evaluation of future market requirements.

     In fiscal 1995, Mita, Xerox and Sharp accounted for 19%, 16%, and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1994, Ricoh, Mita and Sharp accounted for 23%, 17% and 15%, respectively, of the

                                      3
Registrant's consolidated revenues. In fiscal 1993, Ricoh, Mita, and Lanier accounted for 35%, 12% and 12%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

     Other principal customers of GJ include Rank Xerox, Fuji Xerox, Lanier and Ricoh.

     Licensees. During the period that it was directly involved in the copier business, Gradco entered into certain agreements and granted certain licenses to others, described below, to manufacture products using Gradco technology. These agreements and licenses were assigned by Gradco to GJ as part of the sale to GJ of substantially all of the assets used in Gradco's copier business (the "Copier Assets") in fiscal 1991. Thus, the pertinent rights, obligations and technology of Gradco, described below, have devolved upon GJ. In certain instances, GJ and the licensee have entered directly into an amended and restated agreement superseding the original license as assigned to GJ, but these restatements do not modify the basic features of the arrangement, as described below. In one instance (the license described in the next to last paragraph of this section), the license was granted by GJ itself in fiscal 1993.

     In exchange for a lump sum payment, Gradco and a major OEM customer entered into a paid up, royalty-free, worldwide release and agreement not to assert against the OEM most of Gradco's then-existing patents relating to sorters existing at the time of the agreement. This agreement is limited to sorters made, used or sold by the OEM or its affiliates for use only with certain products made by or for the OEM or its affiliates. In addition, this OEM has been granted a non-exclusive worldwide license on a royalty basis limited to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. Gradco and the OEM amended this license to include additional defined sorters in exchange for an additional royalty payable to Gradco, in conjunction with the grant of royalty-free cross licenses between Gradco and the OEM with respect to certain conflicting patent rights of Gradco in the United States and the OEM in Japan.

     Another major OEM was granted a limited non-exclusive world-wide license for a lump sum payment and future royalties restricted to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. Such sorters are limited by definition of size, capacity and copier speed.

     Another OEM was granted a nonexclusive license in exchange for a lump sum payment and future royalties on certain limited sorter technology for use on copiers manufactured by the OEM. Certain sorters, as defined in the agreement, are territorially limited.

     Gradco also granted to another customer, with a right to extend the license to its affiliates in Japan and Europe, a license to make or have made and sell certain sorter products. The license is limited (with one exception) to mid-range sorters and future variations of the technology.

     GJ granted a license to a laser printer OEM to incorporate GJ's patented de-curler structure in the OEM's printer for a royalty of one amount if incorporated in an attachment to the printer, but a lesser amount if incorporated directly in the printer.


                                      4
     These agreements generated recurring royalty revenues of approximately $2,725,000 during the fiscal year ended March 31, 1995, $2,402,000 during the fiscal year ended March 31, 1994, and $1,953,000 during the fiscal year ended March 31, 1993. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMS, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. Except as described above, no licensee has the right to sublicense the technology to nonaffiliates.

     GJ Competition

     GJ's principal competition for its sorters for convenience copiers is from its OEM licensees. Certain licensees, because of their much larger resources, have been able to develop new sorter products more rapidly than GJ. GJ also experiences competition, to a more limited extent, from other OEMs, and from other manufacturers of sorters using different technology. Copier manufacturers or other companies, many of whom are much larger than GJ with resources far in excess of those of GJ, could seek to enter the convenience copier sorter market in direct competition with GJ. Certain OEMs make sorters for use with certain of their convenience copier models using other sorter technology such as fixed bin technology.

     In its marketing of printer products, GJ competes with manufacturers of mechanical sheet feeding devices, continuous form paper feeding devices and automatic paper feeding devices, as well as OEMs that build such devices for sale with their information or word processing systems.

     GJ Patents and Proprietary Technology

     GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 6 to 17 years. Patent applications are pending on most of GJ's recently introduced new products. Patents have been obtained or patent applications are pending in the United States and Japan, relating to GJ's paper decurling technology for laser printers and facsimile machines.

     GJ also has United States and foreign patents and has several additional patent applications pending in the United States and abroad relating to paper feeding devices for use with printer products.

     Gradco believes that the issued patents of GJ are material to the consolidated operations of Gradco and subsidiaries taken as a whole. However, there can be no assurance that GJ's sorter patents will not be challenged or infringed. In addition, there can be no assurance that other parties will not develop new technology which does not violate such patents but which is competitive with certain GJ products and patentable by such other parties.

     GJ has a confidential information and invention assignment agreement to protect GJ's technology with each of its key technical employees.





                                      5
     GJ Production and Assembly

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea.

     Agreements with the manufacturers for finished products provide for quality controls and inspection by GJ and its customers. GJ seeks to control product quality in a variety of ways. It emphasizes initial inspection and testing of components. Each of GJ's product lines has a high commonality of parts, enabling GJ to effect certain economies of scale. Raw materials for GJ's products are available from a number of sources to permit timely shipment
of orders.   Microprocessor programming and electronic assemblies are generally proprietary but certain OEMs may specify electronics. Tooling for most common parts is owned by GJ or its contract manufacturers, while a number of OEMs own tooling for parts unique to models customized for their products.

Business of Venture Engineering, Inc.

     The Venture Engineering, Inc. ("Venture") subsidiary performs contract engineering and manufacturing services, relating to the customer's own products, for OEMs and other customers. Venture offers professional turnkey services ranging from design concepts through manufacturing production. It markets its services independently of the engineering services performed by GJ for its OEM customers, referred to above.

     Engineering services performed by Venture are principally related to paper-handling products, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, and specialized printing and support. Services are also performed for other applications such as automated medical diagnostic equipment, manufacturing robotics, and test and process control equipment. Services are typically billed on a time and material or fixed price basis. However, Venture completed a development project in February 1992 which will provide a royalty stream through 1998. This project generated royalty revenues of approximately $52,000 in fiscal 1995, $133,000 in fiscal 1994, and $25,000 in fiscal 1993.

     Manufacturing services principally include fabrication, assembly and testing of complex electro-mechanical assemblies for customers in such diverse fields as computer equipment, medical equipment and telecommunications.

     Due to the broad and diverse number of markets and customers served by Venture, there is not one specific group of competitors. In most cases, the principal competition is from within the prospective customers' own functional engineering and manufacturing organizations, or from a product company offering standard products which may be adapted to a specific unique application requirement.

Costs and Revenues of Development Engineering Services

     In 1995, 1994 and 1993 the Registrant, on a consolidated basis, spent approximately $2,164,000, $1,793,000 and $1,652,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $676,000, $260,000, and $374,000, in fiscal 1995, 1994 and 1993, respectively.


                                      6
The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $923,000, $356,000 and $585,000, in fiscal 1995, 1994 and 1993, respectively.
Backlog

     Registrant's order backlog at March 31, 1995 from consolidated operations was estimated at approximately $25.9 million, and was estimated at approximately $18.7 million at March 31, 1994. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

     As of June 7, 1995, Gradco and its subsidiaries employed 103 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

     (c) Domestic Operations and Export Sales.

     Approximately 43% of the Registrant's consolidated revenues for the fiscal year ended March 31, 1995 were attributed to domestic sales and approximately 57% were attributed to foreign sales. Approximately 20% of the Registrant's consolidated revenues for the fiscal year ended March 31, 1994 were attributed to domestic sales and approximately 80% were attributed to foreign sales. Approximately 21% of the Registrant's consolidated revenues were attributed to domestic sales and approximately 79% were attributed to foreign sales for the fiscal year ended March 31, 1993. In its export sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

     The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. In fiscal 1995, the Registrant had a currency exchange loss of $400,000 caused by the surge in the value of the yen versus the dollar in March 1995.

     Financial information regarding foreign and domestic operations and export sales is set forth in Note 8 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2.  Description of Property.

     Gradco's corporate offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The current term of the lease expires in March 1996.



                                      7
     GJ's offices are located in Tokyo, Japan. The offices of GUSA (GJ's domestic subsidiary) are located in Irvine, California, and GJ maintains a branch office at the same location. The Registrant's Venture Engineering subsidiary has engineering, development and light production facilities in Carrollton, Texas.

Item 3.  Legal Proceedings.

     (a) GRADCO SYSTEMS, INC. V. KEITH B. STEWART, ET AL AND RELATED CASES

     This litigation was previously reported in the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994. In April, 1995, all claims and cross-claims, except those with respect to Horst Sieben, were settled by mutual consent, with no exchange of monies. In June, 1995, the claims and cross-claims with respect to Mr. Sieben were settled, with the only consideration originating with the Company being the issuance to him of 15,000 shares of restricted common stock.

     (b) HAMMA V. GRADCO SYSTEMS, INC., ET AL; DUBOIS V. GRADCO SYSTEMS, INC. ET AL.

     Gradco and its (now former) president, Keith Stewart, have been sued in an action filed in March 1988 in the United States District Court in Bridgeport, Connecticut, by John C. Hamma ("Hamma"), an ex-employee. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in March 1982 which terminated and released Gradco from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which Hamma assigned to Gradco his co-inventor's interest in patent rights for improvements in certain products of the Company. The complaint, which has been amended a number of times, seeks unspecified damages, rescission of the March 1982 agreement and reversion of Hamma's interest in such patent rights. In a separate but related action (which has been consolidated with the Hamma action for certain pretrial purposes), Gradco and Mr. Stewart were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by R. Clark DuBois ("DuBois"), also an ex-employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by the Company and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Company from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which DuBois assigned to the Company his co-inventor's interest in patent rights for improvements in certain products of the Company. The complaint, which has been amended a number of times, seeks unspecified damages, rescission of the March 1983 agreement and reversion of DuBois' interest in such patent rights. For each of these cases, the court bifurcated the liability and damages issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

     In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company and GJ seeking to attach $10,000,000 of assets of each of these two defendants. By reason of the dismissal of the claims against GJ, this Application likewise has been dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if


                                      8
they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expenses which would have resulted from a current hearing on the Application.

     The trial in the Hamma case on the liability issue began on June 13, 1995, and was completed on June 27, 1995. On the following day the jury rendered a verdict finding Gradco and Mr. Stewart liable on substantially all counts in the complaint and also found that the actions of the defendants warranted the imposition of punitive damages. No amount of damages on any count, including the punitive damages, was determined by the jury but will be determined at a later time in a separate proceeding. The Company will seek to overturn the verdict of the jury through motions made before the Trial Court and, to the extent it is unsuccessful, will seek permission from the Trial Court to appeal the verdict. An appeal is not automatically available prior to the determination of damages. The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

     There are substantial differences between the Hamma and DuBois cases. Although the DuBois case is also a case which will be tried before a jury and, accordingly, there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.






















                                      9
                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters.

     (a) Market Information.

     Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1993 to March 31, 1995.

Quarter Ended                   High            Low
June 30, 1993..................$ 2.50         $ 1.75
September 30, 1993.............$ 2.75         $ 1.625
December 31, 1993..............$ 3.75         $ 2.25
March 31, 1994.................$ 3.125        $ 2.00
June 30, 1994..................$ 2.50         $ 1.75
September 30, 1994.............$ 3.375        $ 2.125
December 31, 1994..............$ 4.25         $ 2.875
March 31, 1995.................$ 4.375        $ 3.125

      (b) Holders.

      The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 16, 1995 is 481.

     (c) Dividends.

     Gradco has not declared any dividends on its common stock. The present policy of Gradco's board of directors is to retain earnings to provide funds for the operation and expansion of Gradco's business.


























                                      10
Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the consolidated financial statements of Gradco and the notes thereto included elsewhere herein.
                                               Years Ended March 31,
                                    1995     1994     1993     1992     1991
                                      (In thousands, except per share amounts)
Statement of operations data:

Operating Revenues:               $82,838  $53,148  $61,227  $52,796  $ 79,373
                                  -------  -------  -------  -------  --------

Costs and expenses:
  Cost of sales                    64,290   40,629   47,929   39,503    57,507
  Other operating expenses         14,815   12,211   12,423   12,728    28,590
  Interest (income) expense, net      (55)     (32)     (19)      89     1,200
  Investment losses                   205       52      -        -         -
  Gain on sale of subsidiary stock    -        -        -        (46)  (20,358)
  Litigation settlement               -        -        -     (2,500)      -
  Non-recurring charges               -        -        -        -      22,518
                                  -------  -------  -------  -------  --------
                                   79,255   52,860   60,333   49,774    89,457
                                  -------  -------  -------  -------  --------
Earnings (loss) before income
  taxes, minority interest and
  cumulative effect on prior years
  of change in accounting policy    3,583      288      894    3,022   (10,084)
Income taxes                        1,331      535    1,181    2,728        42
Minority interest                     800     (241)     196      581       829
                                  -------  -------  -------  -------  --------
Earnings (loss) before cumulative
  effect on prior years of change
  in accounting policy              1,452       (6)    (483)    (287)  (10,955)
Cumulative effect on prior years
  of change in accounting policy      -        -        -     (3,356)      -
                                  -------  -------  -------  -------  --------
Net Earnings (loss)               $ 1,452  $    (6) $  (483) $(3,643) $(10,955)
                                  =======  =======  =======  =======  ========

Earnings (loss) per common share:

Earnings (loss) before cumulative
  effect on prior years of change
  in accounting policy            $   .19  $   -    $  (.06) $  (.04) $  (1.44)
Cumulative effect on prior years
  of change in accounting policy      -        -        -       (.43)      -
                                  -------  -------  -------  -------  --------
Net Earnings (loss)               $   .19  $   -    $  (.06) $  (.47) $  (1.44)
                                  =======  =======  =======  =======  ========

Weighted average shares outstanding 7,784    7,784    7,784    7,784     7,627

Balance sheet data:
  Working capital                 $16,727  $10,208  $ 8,349  $ 6,935   $ 5,833
  Total assets                     64,383   41,796   42,988   39,295    44,776
  Long-term debt                       35      -        -         39        73
  Shareholders' equity             16,997   11,137    9,194    7,831    11,347

                                      11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     Revenues for the fiscal year ended March 31, 1995 increased by $29,690,000 (55.9%) from the prior year. Net sales increased by $28,881,000 (57.5%) primarily due to a unit sales increase of 38% in the copier market, a stronger yen which appreciated 8% against the dollar and a change in the mix of sorters sold toward higher-priced units. A substantial portion of the increase in unit sales is attributable to increased sales to Xerox Corporation and its European affiliate. Development engineering services revenue increased $567,000 due primarily to increased revenues from new projects related to printer products while royalties increased by $242,000.

     Revenues for the fiscal year ended March 31, 1994 decreased by $8,079,000 (13.2%) from the prior year. Net sales decreased by $8,407,000 (14.3%) primarily due to a unit sales decrease of 12% in the copier market. There was a significant decrease in sales volume to Ricoh ($9.8 million) due to certain changes in product mix by Ricoh. The overall decrease in unit sales was partially offset by a stronger yen which appreciated 11% against the dollar. Development engineering services revenue decreased $229,000 while royalties increased by $557,000.

Costs and Expenses

     Cost of sales as a percentage of net sales was 81.2%, 80.8% and 81.7% in fiscal 1995, 1994 and 1993, respectively. While this percentage has remained consistently around 81% for the last two years, future gross margins could be negatively impacted by the stronger yen since the Company's pricing policy may not allow the higher dollar costs to be completely passed on to the customers. The decreased cost of sales percentage in fiscal 1994 from the previous year was attributable to a favorable change in the mix of products sold toward higher margin units.

     Research and development expenses ("R&D") in fiscal 1995 totaled $2,164,000 (2.6% of revenues), compared to $1,793,000 (3.4% of revenues) in fiscal 1994 and $1,652,000 (2.7% of revenues) in fiscal 1993. R&D expenditures have remained relatively constant at reduced levels since the significant downsizing of staff in fiscal 1991. Lower spending at the Company's Venture Engineering subsidiary has been offset by increases in the copier and printer portions of the business.

     Selling, general and administrative expenses ("SG&A") increased by $2,233,000 (21.4%) in fiscal 1995 from the prior year. This increase is partially due to the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ"), the adoption of a retirement plan for its management ($628,000) and a currency exchange loss of approximately $400,000 caused by the surge in the value of the yen versus the dollar in March 1995. SG&A decreased $353,000 (3.3%) in fiscal 1994 from fiscal 1993 because higher SG&A costs at GJ, primarily due to the stronger yen, were offset by reductions in the U.S.








                                      12
Pre-tax Earnings, Taxes, and Minority Interest

     As a result of the above factors, earnings before income taxes and minority interest were $3,583,000, $288,000 and $894,000 in fiscal 1995, 1994 and 1993, respectively. Income taxes and minority interest increased in fiscal 1995 due to the increase in pre-tax earnings. The tax provisions of $1,331,000, $535,000 and $1,181,000 in fiscal 1995, 1994 and 1993, respectively, primarily comprise foreign taxes on the earnings of the Company's Japanese subsidiary. A shift in the geographic distribution of pre-tax earnings, which began in the third quarter of fiscal 1994, has resulted in reducing the Company's consolidated effective tax rate.

     For further discussion regarding the tax provisions, see Note 5 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Litigation

     On June 28, 1995, a jury found the Company to have liability in the lawsuit by John H. Hamma, a former employee. A separate proceeding to determine the amount of damages will be required. An award of damages could have a material adverse effect on the Company's financial position. For further discussion regarding this litigation, see Note 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Effects of Inflation

     To date, the Company has not experienced significant inflationary cost increases.

Liquidity and Capital Resources

     Working capital increased to $16,727,000 at March 31, 1995 from $10,208,000 at March 31, 1994 primarily from funds generated by operations and the 16% increase in the value of the yen against the dollar when compared to the previous year-end rate.

     Working capital increased to $10,208,000 at March 31, 1994 from $8,349,000 at March 31, 1993 primarily from funds generated by operations and the 11% increase in the value of the yen against the dollar during fiscal 1994.

     At March 31, 1995, the Company had $12,158,000 in cash, $579,000 in trading securities and minimal long-term debt. The Company's Japanese subsidiary has a 200 million yen (approximately $2.31 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. Total borrowings under these lines were $1,500,000 at March 31, 1995 and were repaid in April 1995. The Company believes that as a result of its restructuring and staff reductions its cash and credit facilities are adequate for its short and long-term needs. The Company does not have any material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data.

     Response to this Item is contained in Item 14(a).

Item 9.  Disagreements in Accounting and Financial Disclosure.

     Not applicable.


                                      13
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present(1). Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 1995.

Name                          Position

Martin E. Tash                Chairman of the Board, President and Chief
                              Executive Officer

Harland L. Mischler           Executive Vice President, Chief Financial
                              Officer and Director

Bernard Bressler              Secretary, Treasurer and Director

Robert J. Stillwell           Director

Thomas J. Burger              Director

Masakazu (Mark) Takeuchi      President and Director of GJ*

Akira (Tony) Shinomiya        Chief Financial Officer and Director of GJ*
__________
*Term expires at ordinary general shareholders meeting of GJ for fiscal 1996, to be held in June 1996.

     (1)Masakazu (Mark) Takeuchi and Akira (Tony) Shinomiya, who are listed in the table, are executive officers of Gradco (Japan) Ltd. ("GJ"), the Registrant's majority-owned Japanese subsidiary. As described in Item 1(b) above, the Registrant's primary business is conducted through GJ. Due to the significance of the role of Messrs. Takeuchi and Shinomiya in managing the operations of GJ and conducting its relationship with the Registrant, information regarding them has been included in various portions of this part
III. However, the inclusion of such references to "executive officers of the Registrant" is not an acknowledgment that Messrs. Takeuchi and Shinomiya may be so characterized, since they do not perform a policy-making function for the Registrant.

(b) The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name                                  Business Experience
- ----                                  -------------------

Martin E. Tash,             Mr. Tash has been Chairman of the Board and Chief
age 54                      Executive Officer of the Registrant since October
                            1990, and President of the Registrant since
                            October 1991.  Mr. Tash is also Chairman of the
                            Board and President of Plenum Publishing
                            Corporation, a position he has held since July
                            1977.

                                      14
Harland L. Mischler,        Mr. Mischler has been Chief Financial Officer
age 63                      and a director of the Registrant since October
                            1990, and Executive Vice President of the
                            Registrant since October 1991. Mr. Mischler is a certified public accountant. Mr. Mischler served as Vice President, Controller and Treasurer of
                            Hobart Corporation from 1966 to 1981. From 1981 to 1984 he was Vice President of Finance of Bausch
                            & Lomb, Inc. At that time he purchased, with another, Applied Research Laboratories, Inc., an analytical instrument company, in a leveraged buyout from Bausch & Lomb. After such company was sold profitably in 1987, Mr. Mischler founded HLM
                            Capital Resources, Inc., a private investment and holding company of which he is President and Chairman.

Bernard Bressler,           Mr. Bressler has been Secretary and a director of
age 67                      the Registrant since October 1990 and Treasurer
                            of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, counsel to the Registrant. Mr. Bressler is also a director of Plenum Publishing Corporation.

Robert J. Stillwell,        Mr. Stillwell has been a director of the
age 59                      Registrant since October 1991. Mr. Stillwell
                            owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 20 years ago, and he owns and operates Nationwide Property Management, which handles diverse real estate investments in which he is involved. In 1985, Mr. Stillwell founded and is the principal owner of Service
                            Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.

Thomas J. Burger,           Mr. Burger has been a director of the
age 48                      Registrant since October 1993.  He is Associate
                            Senior Vice President of NEC America, Inc. (a position he has held since July 1993), and is responsible for the sale and marketing of its business telephone systems throughout the United
                            States. Prior thereto, he was President and a director of two wholly-owned subsidiaries of NEC
                            America Inc., which conducted the sales, installation and maintenance of NEC communication systems and networks throughout the Central, South and Western United States. From August 1988 to
                            December 1989 Mr. Burger was President and a director of Marcom Communications Inc. After he reorganized its telecommunication subsidiary, the subsidiary was sold to NEC America and he became an employee of NEC. In July 1987 Mr. Burger founded Astra Services Inc., a computer company providing various software development services to the communications industry. Astra Services was

                                      15
                            sold profitably in 1992. From 1973 to 1987 Mr. Burger was employed in various capacities by Telecom Plus International Inc., one of the major independent interconnect companies in the U.S. He became President in 1980, a position he held until May 1987 when the company was sold to Siemens Communications.

Masakazu (Mark) Takeuchi,   Mr. Takeuchi has been President and Chief
age 58                      Executive Officer of Gradco (Japan) Ltd. since
                            1989 and a director of GJ since 1988.  He is also
                            President and a director of Gradco (USA) Inc. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990, and a director of the Registrant from March 1990 until October
                            1990.  Mr. Takeuchi was also Chairman of GJ from
                            August 1988 until December 1988.  Previously, from
                            1961, Mr. Takeuchi was employed by C. Itoh & Co.
                            Ltd. in various positions.

Akira (Tony) Shinomiya,     Mr. Shinomiya has been Chief Financial Officer
age 52                      and a director of GJ since January 1989. From
                            1987 to 1988, he served as deputy General Manager of C. Itoh Electronics Corp. and from September
                            1985 through 1986 he was Section Manager of the Electronics Division of C. Itoh & Co. Ltd. From
                            1975 to 1985 he was Vice President of C. Itoh
                            Electronics Inc. in Los Angeles, California.

Item 11.  Executive Compensation.

     (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 16, 1995 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 1995, 1994 and 1993: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 1995 required to be disclosed in column (c) below exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

(a)                                   (b)            (c)(1)(2)
Name and Principal Position           Year           Salary ($)
- ---------------------------           ----           ----------

Martin E. Tash                        1995           125,000
Chairman of the Board, President      1994           125,000
and Chief Executive Officer           1993           125,000

Masakazu (Mark) Takeuchi              1995           295,800
President,                            1994           261,055
Gradco (Japan) Ltd.                   1993           226,110

Akira (Tony) Shinomiya                1995           260,520
Chief Financial Officer               1994           229,418
Gradco (Japan) Ltd.                   1993           198,708
_______________

                                      16
(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of Gradco (Japan) Ltd. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at year-end exchange rates on the above table. When measured in yen, there was no increase in compensation from 1993 to 1994, and a 3% increase from 1994 to 1995.
     (b) Stock Option Plans. Gradco has a 1988 Stock Option Plan providing for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan provides for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options (subject to adjustment in the event of a stock split, stock dividend, consolidation, reorganization, or comparable change in Gradco's capital structure). Gradco also has a 1982 Incentive Stock Option Plan designed to satisfy Internal Revenue Code requirements relating to "incentive stock options". The 1982 plan, which provided for the issuance of up to 550,000 shares of Gradco stock upon exercise of stock options, terminated on December 31, 1991 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options.

     The Gradco stock option plans are administered by the Stock Option Committee appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1982 Plan, the Committee's powers under such Plan will be limited to such administrative matters as may arise with regard to currently outstanding options (which cover 19,410 shares).

     Subject to limitations contained in the 1988 Plan, the Committee determines the optionees, option prices, number of shares subject to such options, the duration of each option (the plans specify a maximum of 10 years from date of grant or five years for 10% shareholders), the dates of grant, and the schedule for exercise of each option. The option price is determined by the Stock Option Committee at the time the option is granted, but in the case of incentive stock options within the meaning of Section 422A of the Internal Revenue Code, shall not be less than fair market value of the stock at that time. The Gradco plans provide the option price may be paid in cash or in the form of shares of Gradco common stock, subject to the power of the Stock Option Committee in its discretion to impose restrictions on an optionee's right to exercise an option with shares of Gradco common stock. The options are subject to forfeiture upon termination of employment except by reason of death, disability or retirement in which event the options may continue to be exercised for a limited period. Currently, options for 319,500 shares are outstanding under the 1988 Plan and 11,500 shares are available for issuance upon exercise of options which may be granted in the future.

     During the last fiscal year, no options under the 1982 or 1988 Plan were granted to or exercised by the executive officers named in the Summary Compensation Table (above).





                                      17
     The following table sets forth the number of unexercised options held at March 31, 1995 by each of the aforesaid named executive officers. All of such options were exercisable at that date. The exercise price in each case is equal to the closing price of the Registrant's Common Stock on NASDAQ on the date that the option was granted. The exercise price of the options held by Messrs. Takeuchi and Shinomiya was above the fair market value of the underlying shares at fiscal year end (determined as the closing price of the Registrant's Common Stock on NASDAQ on 3/31/95). Therefore, such options were not "in-the-money" at such date. The aggregate dollar value of the options held by Mr. Tash at 3/31/95 (determined as the difference between the fair market value and the exercise price of the underlying shares at that date) was $18,750.

                                      Number of Unexercised Options
Name                                  at Fiscal Year-End
- ----                                  -----------------------------

Martin E. Tash                                 50,000
Masakazu (Mark) Takeuchi(1)                    18,000
Akira (Tony) Shinomiya(1)                       6,000
_______________

(1) Messrs. Takeuchi and Shinomiya are executive officers of Gradco (Japan) Ltd. See note 1 in Item 10(a).

     (c) Retirement Plan (GJ). In June 1994, GJ adopted a retirement plan providing that, subject to approval by GJ's shareholders at the time of proposed payment, a retirement allowance be paid by GJ to a member of GJ management who retires after his term of office or by reason of reaching his mandatory retirement age. The amount of the retirement allowance is determined by a formula multiplying (1) the monthly salary at the time of retirement, by
(2) the number of years served, by (3) a factor which varies depending upon the office held by the eligible individual. Each of Messrs. Takeuchi and Shinomiya is eligible for payments under this Plan upon his retirement.

     (d) Compensation of Directors.

     Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 1995 fiscal year.

     Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 1995. This amount is included in the Summary Compensation Table in Item 11(a) above.

     HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 1995.

     All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1988 Stock Option Plan. See table in Item 10(b) as to options held by Mr. Tash as of March 31, 1995. As of that date, Mr. Mischler held options for 50,000 shares, Mr. Stillwell held options for 7,500 shares, and Mr. Burger held options for 7,500 shares.

                                      18
     Bernard Bressler, a practicing attorney, receives compensation based on his usual hourly rate for attendance at Board meetings.

     (e) Indemnification.

     The Registrant's By-laws provide that it shall, to the fullest extent permitted by the Nevada General Corporation Law, indemnify any person against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director, officer, employee or agent of the Registrant. Accordingly, all current officers and directors of the Registrant are entitled to indemnification by the Registrant under this provision. In addition, Masakazu (Mark) Takeuchi, who served as an officer and director of the Registrant during 1990, and James P. Owens, who served as an officer of the Registrant from 1989 until April 1992, each is entitled to indemnification under such provision based on his activities in such capacity. Mr. Takeuchi is currently President of Gradco (Japan) Ltd. and Mr. Owens is Vice President, Finance and Administration, of Gradco (USA) Inc.

     (f) Compensation Committee Interlocks and Insider Participation.

     The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 1995, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

     During the fiscal year ended March 31, 1995, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Plenum Publishing Corporation ("Plenum"). Plenum has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Plenum and is the only such executive officer who also served on the Registrant's Board. Bernard Bressler (Secretary and a director of the Registrant) is an officer and director of Plenum, but he is not an executive officer of either entity.

     During the period since April 1, 1994 (the beginning of the Registrant's last fiscal year), there were no transactions between the Registrant and Plenum of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 16, 1995 based on 7,798,909 shares of Common Stock, no par value, outstanding as of such date.

                                             Amount and Nature
                    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
- --------------      -------------------      -----------------    ----------
Common Stock,       Plenum-Tash Group           1,213,672(1)         15.5%
no par value        233 Spring Street
                    New York, NY 10013


                                      19
                    Dimensional Fund              563,549(2)          7.2%
                      Advisors, Inc.
                    1299 Ocean Avenue
                    11th Floor
                    Santa Monica, CA 90401

                    Ryback Management             575,700(3)          7.4%
                      Corporation
                    7711 Carondelet Avenue
                    Box 16900
                    St. Louis, MO  63105

_______________
(1) As set forth in their joint statement on Schedule 13D dated December 1, 1989, and amendments thereto through January 3, 1991, Plenum Publishing Corporation, Martin E. Tash and his wife Arlene Tash constitute a "group" as defined in Rule 13d-5(b)(1) under the Securities and Exchange Act of 1934, since Plenum, on the one hand, and Mr. and Mrs. Tash, on the other hand, have agreed to act together for the purpose of voting the securities of the Registrant held by them, and in general to act together for the purpose of acquiring and disposing of such securities (although it is understood that, at any given time, a purchase or sale may be effected by one such party without the effectuation of a purchase or sale by the other party). Pursuant to said Rule, the Group is therefore deemed the beneficial owner of the shares held by each of its members.

The Group beneficially holds 1,213,672 shares of Common Stock of the Registrant (including for this purpose currently exercisable options held by Mr. Tash to purchase 50,000 shares). Plenum Publishing Corporation has sole voting and dispositive power as to 913,000 shares owned solely by it, representing 11.7% of the outstanding stock, and Martin E. Tash has sole voting and dispositive power as to 80,672 shares owned solely by him which, together with his currently exercisable options, represent 1.7% of the outstanding stock. Mr. Tash and his wife, Arlene S. Tash, have shared voting and dispositive power as to 170,000 shares owned jointly by them, representing 2.2% of the outstanding stock. The shares which may be acquired upon exercise of the options held by Mr. Tash have been deemed outstanding for the purpose of computing his individual percentage ownership of outstanding shares and the percentage owned by the Group as set forth in the table, but not for the purpose of computing the percentage owned by any other party. Plenum has disclaimed beneficial ownership of the shares owned by Mr. and Mrs. Tash, they have disclaimed beneficial ownership of the shares owned by Plenum, and Mrs. Tash has disclaimed beneficial ownership of the shares owned solely by Mr. Tash. The Group may be deemed to have obtained control of Gradco in October 1990 when its nominees were elected as a majority of Gradco's Board of Directors. The Group may be deemed to continue to have control due to the fact that the entire Board now consists of five persons designated as nominees at the request of the Group.

(2) As set forth in Amendment No. 3 to Statement on Schedule 13G, dated January 30, 1995, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 563,549 shares as of December 31, 1994, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
                                      20
(3) As set forth in Statement on Schedule 13G, dated January 25, 1995, Ryback Management Corporation ("Ryback"), a registered investment advisor, has sole voting and dispositive power as to 575,700 shares as of December 31, 1994. 470,000 of such shares are held by Lindner Bulwark Fund, a registered investment company, and 105,700 are managed by Ryback.

     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (7 persons), as of June 16, 1995.

                                             Amount and Nature
                    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
- --------------      -------------------      -----------------    ----------
Common Stock,       Martin E. Tash              1,213,672 (2)        15.5%
no par value        233 Spring Street
                    New York, NY 10013

                    Harland L. Mischler           131,932 (3)         1.7%
                    7900 Glades Road
                    Boca Raton, FL 33434

                    Bernard Bressler               15,000 (4)         *
                    90 Broad Street
                    New York, NY 10004

                    Robert J. Stillwell             7,500 (5)         *
                    1009 N. Bethlehem Pike
                    Springhouse, PA 19477

                    Thomas J. Burger                5,000 (5)         *
                    1555 West Walnut Lane
                    Irving, TX 75038

                    Masakazu (Mark) Takeuchi       18,000 (6)         *
                    Shibuya-ku, Tokyo 150 Japan

                    Akira (Tony) Shinomiya          6,000 (7)         *
                    Shibuya-ku, Tokyo 150 Japan

                    All Executive Officers      1,397,104 (8)        17.6%
                    and Directors as a Group
                    (comprising the 7
                    persons shown above)

* Less than 1%
_______________
(1) In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note (8).




                                      21
(2) Mr. Tash, his wife Arlene S. Tash, and Plenum Publishing Corporation, are members of the Plenum-Tash Group. The shares shown above include all shares beneficially owned by the Group, including currently exercisable options to purchase 50,000 shares of Gradco stock held by Mr. Tash. See note (1) to the table in Item 12(a) for a breakdown of such ownership among the Group's members. Mr. Tash disclaims beneficial ownership of the 913,000 shares owned by Plenum.

(3) Includes 51,932 shares owned directly by HLM Capital Resources, Inc., a private investment and holding corporation, of which Mr. Mischler is President, Chairman and major shareholder, and 30,000 shares owned directly by Mr. Mischler. Also includes currently exercisable options granted to Mr. Mischler to purchase 50,000 shares of the Registrant's stock.

(4) Includes 12,000 shares owned directly by Mr. Bressler and 3,000 shares held for Mr. Bressler in an individual retirement account.

(5) Represents shares which may be acquired upon the exercise of currently exercisable options.

(6) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Takeuchi.

(7) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Shinomiya.

(8) Number of shares and percentage owned includes 136,500 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. Number of outstanding shares for purpose of computation of percentage of ownership by the group includes such shares.


Item 13.  Certain Relationships and Related Transactions

     (a) Certain Business Relationships.

     Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, counsel to the Registrant. During the 1995 fiscal year, the Registrant paid legal fees of $75,700 to such firm.

     (b) Indebtedness of Management.

     Messrs. Takeuchi and Shinomiya are indebted to the Registrant in the respective approximate amounts of $243,000 and $170,000 (translated from yen at fiscal year-end exchange rate) under non-interest bearing promissory notes delivered by them in connection with the purchase of GJ stock from the Registrant in March 1991, as previously reported in the 1991 10-K Report.
These notes will be cancelled in September 1995, in accordance with their terms, since an initial public offering by GJ will not have occurred as of that date. The cancellation will have no effect on the Registrant's earnings, since the gain on the sale of the stock, to the extent represented by the notes, was deferred pending their payment.




                                      22
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) See the index to financial statements and financial statement schedules. See the list of exhibits in paragraph (c) below.

     (b)  8-K Reports - None.

     (c)  Exhibits:

     2 Agreement and Plan of Merger dated July 25, 1991 regarding reincorporation of Gradco in Nevada, incorporated by reference from definitive Proxy Statement dated September 18, 1991, Exhibit C.

     3.1 Articles of Incorporation of Gradco as reincorporated in Nevada, incorporated by reference from definitive Proxy Statement dated September 18, 1991, Exhibit D.

     3.2 By-laws of Gradco as reincorporated in Nevada, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1992,
            Exhibit 3.2.

     10.1 Agreement between Gradco and Minolta Camera Co., Ltd. dated March 19, 1984, incorporated by reference from Form 10-K for the fiscal year ended April 7, 1984, Exhibit 10.16.

     10.2 Amended and Restated License Agreement between Gradco (Japan) Ltd. and Minolta Camera Co., Ltd. dated July 1, 1991 (Japanese original and English Translation), incorporated by reference from Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.2.

     10.3 General Agreement between Gradco and Ricoh Company, Ltd. dated July 1, 1984, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1985, Exhibit 10.19.

     10.4 Amended and Restated License Agreement between Gradco (Japan) Ltd. and Ricoh Company, Ltd. dated April 1, 1991 (Japanese original and English Translation), incorporated by reference from Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.4.

     10.5 License Agreement between Xerox Corporation and Gradco dated March 27, 1986, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 10.35.

     10.6 Lease dated February 26, 1985 as thereafter supplemented and amended between Ziyad (succeeded by Gradco Systems, Inc.) and W.P. Realty Co., incorporated by reference from Ziyad's Form 10-K for the fiscal year ended February 28, 1986, Exhibit 10.2.

     10.7 Agreement between Gradco Systems, Inc., and Canon, Inc., dated as of July 1, 1988, incorporated by reference from Form 8-K for July 1, 1988, Exhibit 10.62.

     10.8 Agreement between Gradco/Dendoki Inc. and Canon Inc. dated February 25, 1983, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 19.0.

                                      23
     10.9 Agreement between Gradco/Dendoki Inc. and Canon Inc. dated February 25, 1983, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 19.3.

     10.10 Agreement among Gradco, Gradco (Japan) Ltd. and Canon, Inc. dated April 1, 1991, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.12.

     10.11 Gradco 1982 Incentive Stock Option Plan, as amended, incorporated by reference from its Registration Statement on Form S-8 filed December 22, 1989, Exhibit 4.4, and amendment thereto dated July 24, 1991, incorporated by reference from Report on Form 10-Q for quarter ended June 30, 1991, Exhibit 19.1.

     10.12 Gradco 1988 Stock Option Plan, incorporated by reference from Form 8-K for July 1, 1988, Exhibit 19.3, and amendment thereto dated July 24, 1991, incorporated by reference from Report on Form 10-Q for quarter ended June 30, 1991, Exhibit 19.2.

     10.13 (i) Exclusive License Agreement among Gradco Systems, Inc., John Sudarma and George Howell, III dated February 6, 1990, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1990, Exhibit 10.72.

            (ii) Letter Agreement dated October 19, 1992 among Gradco (USA) Inc., John Sudarma and George Howell, filed herewith.

     10.14 Amended Umbrella Agreement dated as of December 5, 1990 among Gradco, Gradco (Japan) Ltd. and Gradco (USA) Inc., incorporated by reference from Form 8-K for December 5, 1990, Exhibit 28.

     10.15 Agreement between Gradco and Gradco (Japan) Ltd. dated March 1, 1991, incorporated by reference from Form 8-K for March 1, 1991,
            Exhibit 28.

     10.16 Letter Agreement dated March 29, 1991 between Gradco Systems, Inc. and Gradco (Japan) Ltd., incorporated by reference from Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.31.

     10.17 Agreement for Purchase and Sale of Stock and Promissory Note dated March 25, 1991 between Gradco and Masakazu (Mark) Takeuchi, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.32.

     10.18 Agreement for Purchase and Sale of Stock and Promissory Note dated March 25, 1991 between Gradco and Akira (Tony) Shinomiya, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.33.

     10.19 Lease Agreement between Venture Engineering, Inc. and Aetna Life Insurance Company, Inc. (formerly Trammell Crow Company) dated October 1, 1988 and subsequent amendments dated July 1, 1989, August 1, 1989, February 1, 1990 and March 1, 1991, incorporated herein by reference from Form 10-K for fiscal year ended March 31, 1991, Exhibit 19.3.




                                      24
     10.20 Basic Agreement between Gradco (Japan) Ltd. and Ikegami Tsushinki Co. Ltd. dated January 1, 1992 (Japanese original and English Translation), incorporated by reference from Form 10-K for fiscal year ended March 31, 1992, Exhibit 10.23.

     10.21 Agreement between Gradco (Japan) Ltd. and Lexmark International, Inc. dated September 1, 1992, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit 10.22.

     10.22 Regulations of Retirement Allowance for Board of Directors and Auditors of Gradco (Japan) Ltd., adopted June 3, 1994 (English translation) - filed herewith.

     22     List of Significant Subsidiaries

            (i)    Gradco (Japan) Ltd. (Japan)
            (ii)   Venture Engineering, Inc. (Texas)
            (iii)  Gradco (USA) Inc. (California)

     24     (ii)   Consent of Price Waterhouse LLP - filed herewith.

     27     Financial Data Schedule - filed herewith





































                                      25
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  June 29, 1995
                             GRADCO SYSTEMS, INC.



                             By:  /s/ Martin E. Tash
                                  ------------------------------------
                                  Martin E. Tash
                                  Chairman of the Board, President and
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                      Date
      ---------                       -----                      ----

                             Chairman of the Board,
                             President and Chief
                             Executive Officer (Principal
/s/ Martin E. Tash           Executive Officer)              June 29, 1995
- ------------------------
Martin E. Tash

                             Executive Vice President,
                             Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)
/s/ Harland L. Mischler      and Director                    June 29, 1995
- ------------------------
Harland L. Mischler


                             Secretary, Treasurer and
/s/ Bernard Bressler         Director                        June 29, 1995
- ------------------------
Bernard Bressler


/s/ Robert J. Stillwell      Director                        June 29, 1995
- ------------------------
Robert J. Stillwell


/s/ Thomas J. Burger         Director                        June 29, 1995
- ------------------------
Thomas J. Burger

















                          ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) AND (2) AND (d)

                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                      FINANCIAL STATEMENTS AND SCHEDULES

                           YEAR ENDED MARCH 31, 1995

                             GRADCO SYSTEMS, INC.

                              LAS VEGAS, NEVADA































FORM 10-K--ITEM 14(a) (1) AND (2)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Gradco Systems, Inc. and subsidiary companies are included in Item 8:

     Consolidated Balance Sheets--
        March 31, 1995 and 1994..................................S-2
     Consolidated Statements of Operations--Years Ended
        March 31, 1995, 1994 and 1993............................S-3
     Consolidated Statements of Shareholders' Equity--
        Years Ended March 31, 1995, 1994 and 1993................S-4
     Consolidated Statements of Cash Flows--Years Ended
        March 31, 1995, 1994 and 1993............................S-5
     Notes to Consolidated Financial Statements..................S-7 to S-17
                                                                 inclusive
The following consolidated financial statement schedule of Gradco Systems, Inc. and subsidiary companies is included in Item 14(d):
     II--Valuation and Qualifying Accounts.......................S-18

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
































                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index to the financial statements (Item 14a) present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries (the "Company") at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the consolidated financial statements, the Company is a defendant in a legal matter in which the plaintiff is seeking unspecified damages and other relief. On June 28, 1995 a jury found the Company to have liability in the matter. A separate proceeding to determine the amount of damages to be awarded will be required. The Company is presently unable to determine the amount of such damages, if any, which are likely to be awarded, but the amount of such damages, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP
Costa Mesa, California
June 5, 1995, except for
Note 7, as to which the date
is June 28, 1995
















                                      S-1
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                                          March 31,
                                                   -----------------------
                                                    1995            1994
                                                    ----            ----
                                     ASSETS
Current assets:
     Cash                                          $12,158         $ 5,613
     Trading securities, at fair value                 579           2,112
     Accounts receivable, less allowance for
           doubtful accounts of $39 and $174        27,450          13,445
     Inventories, net of valuation allowances
           of $71 and $42                            1,375           2,579
     Deferred income taxes                             192             -
     Other current assets                            1,756             187
                                                   -------         -------
          Total current assets                      43,510          23,936
                                                   -------         -------
Furniture, fixtures and equipment, net               1,772           1,536
License repurchase, net of accumulated
     amortization of $12,846 and $9,633              8,689           8,548
Excess of cost over acquired net assets, net
     of accumlated amortization of $365 and $322     1,364           1,407
Other assets                                         9,048           6,369
                                                   -------         -------
                                                   $64,383         $41,796
                                                   =======         =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $14,198         $ 3,979
     Current installments of long-term debt             11             -
     Accounts payable                               10,491           8,673
     Accrued expenses                                1,168             854
     Income taxes payable                              915             186
     Deferred income taxes                             -                36
                                                   -------         -------
Total current liabilities                           26,783          13,728
                                                   -------         -------
Long-term debt, excluding current installments          35             -
Non-current liabilities                              1,273             673
Deferred income taxes                                4,166           3,063
Minority interest                                   15,129          13,195
Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred stock, no par value; authorized
          7,500,000 shares, none issued
     Common stock, no par value; authorized
          30,000,000 shares, issued 7,783,909       44,546          44,546
     Deficit                                       (36,470)        (37,922)
     Currency translation adjustments                8,921           4,513
                                                   -------         -------
Total shareholders' equity                          16,997          11,137
                                                   -------         -------
                                                   $64,383         $41,796
                                                   =======         =======
         See accompanying notes to consolidated financial statements.
                                      S-2
                             GRADCO SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)


                                             For the years ended March 31,
                                         ------------------------------------
                                           1995          1994          1993
                                           ----          ----          ----
Revenues:

Net sales                                 $79,138       $50,257       $58,664
Development engineering services              923           356           585
Licenses and royalties                      2,777         2,535         1,978
                                          -------       -------       -------
                                           82,838        53,148        61,227
                                          -------       -------       -------
Costs and expenses:

Cost of sales                              64,290        40,629        47,929
Research and development                    2,164         1,793         1,652
Selling, general and administrative        12,651        10,418        10,771
                                          -------       -------       -------
                                           79,105        52,840        60,352
                                          -------       -------       -------
Income from operations                      3,733           308           875

Interest expense                              (93)         (107)         (230)
Interest income                               148           139           249
Dividend income                                 4            47           -
Loss on trading securities                   (209)          (99)          -
                                          -------       -------       -------
Earnings before income taxes
     and minority interest                  3,583           288           894
Income tax expense                          1,331           535         1,181
Minority interest                             800          (241)          196
                                          -------       -------       -------
Net earnings (loss)                       $ 1,452       $    (6)      $  (483)
                                          =======       =======       =======

Earnings (loss) per common share          $   .19       $   -         $  (.06)
                                          =======       =======       =======



         See accompanying notes to consolidated financial statements.













                                      S-3
                             GRADCO SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

              For the Years Ended March 31, 1993, 1994 and 1995



                                   Common Stock
                               --------------------               Translation
                                 Shares     Amount      Deficit   Adjustment
                                 ------     ------      -------   ----------

Balance at March 31, 1992      7,783,909    $44,546    $(37,433)    $  718
     Translation adjustment          -          -           -        1,846
     Net loss                        -          -          (483)       -
                               ---------    -------    --------     ------
Balance at March 31, 1993      7,783,909     44,546     (37,916)     2,564
     Translation adjustment          -          -           -        1,949
     Net loss                        -          -            (6)       -
                               ---------    -------    --------     ------
Balance at March 31, 1994      7,783,909     44,546     (37,922)     4,513
     Translation adjustment          -          -           -        4,408
     Net earnings                    -          -         1,452        -
                               ---------    -------    --------     ------
Balance at March 31, 1995      7,783,909    $44,546    $(36,470)    $8,921
                               =========    =======    ========     ======


         See accompanying notes to consolidated financial statements.





























                                      S-4
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                              For the years ended March 31,
                                            ---------------------------------
                                             1995         1994         1993
                                             ----         ----         ----
Cash flows from operating activities:
  Net earnings (loss)                       $ 1,452      $    (6)     $  (483)
                                            -------      -------      -------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                988        1,097        1,339
    Amortization                              1,941        1,710        1,305
    Deferred income taxes                       330          (79)        (325)
    Unrealized holding (gain) loss on
      trading securities                       (126)         134          -
    Loss (gain) on sale of securities           335          (35)         -
    Provision for losses on accounts
      receivable                                 18          (60)         103
    (Gain) loss on sale of property
      and equipment                              (6)          77           (3)
    Purchases of trading securities          (2,479)      (6,004)         -
    Proceeds from sale of trading
      securities                              3,803        3,793          -
    Minority interest                           800         (241)         196
    (Increase) decrease in accounts
      receivable                            (11,896)       5,260       (2,169)
    Decrease (increase) in inventory          1,373          117         (486)
    (Increase) decrease in prepaid assets    (1,516)         519         (374)
    Decrease (increase) in other assets          19         (126)         883
    Increase (decrease) in accounts payable     330          565       (4,004)
    Increase (decrease) in accrued expenses     280         (603)        (131)
    Increase (decrease) in income taxes
      payable                                   727           37       (2,100)
    Increase (decrease) in other liabilities    600         (374)        (527)
                                            -------      -------      -------
      Total adjustments                      (4,479)       5,787       (6,293)
                                            -------      -------      -------
      Net cash (used in) provided by
        operations                           (3,027)       5,781       (6,776)
                                            -------      -------      -------
Cash flows from investing activities:
  Acquisition of property and equipment      (1,023)        (730)        (382)
  Proceeds from sale of property and
    equipment                                    29           83            7
  Purchase of partnership interest              -            -           (746)
                                            -------      -------      -------
    Net cash used in investing activities      (994)        (647)      (1,121)
                                            -------      -------      -------






                                      S-5
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                              For the years ended March 31,
                                            ---------------------------------
                                             1995         1994         1993
                                             ----         ----         ----

Cash flows from financing activities:
  Net borrowings (repayments) on notes
    less than three months                   11,262       (6,188)       4,556
  Proceeds from issuance of notes in
    excess of three months                    1,553        3,000        3,719
  Repayment of notes in excess of
    three months                             (3,007)      (2,197)      (3,022)
  Principal payments for capital lease
    obligations                                 -            (39)         (34)
                                            -------      -------      -------
    Net cash provided by (used in)
      financing activities                    9,808       (5,424)       5,219
                                            -------      -------      -------
    Effect of exchange rate changes on cash     758          268          135
                                            -------      -------      -------
Net increase (decrease) in cash and
  cash equivalents                            6,545          (22)      (2,543)
Cash and cash equivalents at beginning
  of year                                     5,613        5,635        8,178
                                            -------      -------      -------
Cash and cash equivalents at end of year    $12,158      $ 5,613      $ 5,635
                                            =======      =======      =======


Supplemental Disclosures of Cash
  Flow Information:

  Cash paid during the period for:
    Interest                                $    93      $   111      $   241
    Income taxes                                272          576        3,472



         See accompanying notes to consolidated financial statements.

















                                      S-6
                             GRADCO SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Gradco Systems, Inc. (the "Company") is a holding company which, through its subsidiaries, designs, develops, contracts to produce and markets, world-wide, intelligent paper handling devices for the office automation industry.

Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's current ownership in Gradco (Japan) Ltd. (GJ), its principal operating subsidiary, is 58.6%.

Cash Equivalents

     Cash includes all highly liquid debt instruments purchased with a maturity of three months or less.

Trading Securities

     Investments in marketable securities have been classified as trading securities since they are bought and held principally for the purpose of selling them in the near term. The Company uses specific identification in determining cost in computing realized gain or loss on sale of securities. For the fiscal year ended March 31, 1995, the $209,000 loss on trading securities consisted of a $126,000 unrealized holding gain and a $335,000 realized loss. For the fiscal year ended March 31, 1994, the $99,000 loss on trading securities consisted of a $134,000 unrealized holding loss and a $35,000 realized gain.

Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables. International copier manufacturers comprise a significant portion of the Company's customer base. All such trade receivables were current at March 31, 1995.

Inventories

     Inventories consist primarily of materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. The Company has certain contractual commitments to supply spare parts for up to six years after the end of a production cycle. Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market (net realizable value).

Revenue Recognition

     Revenues from product sales ("net sales") are recorded as units are ship-ped. Revenues from development engineering services and research and develop-ment contracts are recognized as earned, and licenses and royalties are recog-nized when all obligations of the appropriate agreements have been fulfilled.

                                      S-7
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Depreciation and Amortization

     Furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The license repurchase (Note 3) is carried at cost and is being amortized over 15 years, the estimated life of the patents associated with the license. The excess of cost over the net assets of acquired companies is amortized over 40 years.

Research and Development Expenses

     Research and development expenses incurred under development engineering service contracts, research and development contracts on behalf of OEM customers and internal research and development are reflected in research and development expense.

     Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1995, 1994 and 1993, respectively, were $676,000, $260,000 and $374,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 1995, 1994 and 1993, respectively, were $1,488,000, $1,533,000 and $1,278,000.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity.

Income Taxes

     During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates.

Net Earnings Per Share

     Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,784,000 in all years presented. The effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

                                      S-8
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2-- SHORT TERM BORROWING ARRANGEMENTS

     GJ has a 200 million yen (approximately $2.31 million) line of credit and its U.S. subsidiary has a $2 million line of credit with Sumitomo Bank, Limited. Total borrowings under these lines of $1,500,000 at March 31, 1995 were repaid in April 1995.

     Notes payable at March 31, 1995 also include $12,698,000 due to a trade creditor in ninety days.

     Information relative to short-term borrowings is as follows (in thousands):

                                                       Fiscal Year
                                             ------------------------------
                                              1995        1994        1993
                                              ----        ----        ----

     Maximum amount outstanding              $1,500      $2,197      $3,647
     Average balance outstanding             $1,500      $1,581      $2,697
     Weighted average interest rate
       during the period                       5.6%        4.3%        5.2%

NOTE 3--LICENSE REPURCHASE

     In 1986, the Company entered into an agreement with C. Itoh Electronics, Inc. (CIE) to terminate the exclusive Japanese license granted to CIE in 1983. The Company paid the equivalent of 1.864 billion yen ($11,500,000 in 1986-87), and is amortizing these costs over a period of 15 years. Amortization of the license repurchase amounted to $1,436,000, $1,212,000 and $1,082,000 in the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 4--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

                                                      March 31,
                                                  -----------------
                                                   1995       1994
                                                   ----       ----
                                                   (In Thousands)
Inventories are summarized as follows:

     Raw materials                                $  833     $  979
     Work-in-process                                 210        584
     Finished goods                                  332      1,016
                                                  ------     ------
                                                  $1,375     $2,579
                                                  ======     ======









                                      S-9
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS (Continued)

                                                      March 31,
                                                  -----------------
                                                   1995       1994
                                                   ----       ----
                                                   (In Thousands)
Furniture, fixtures and equipment, at cost, are summarized as follows:

     Office, shop and automotive equipment        $  904     $  690
     Computer equipment                              313        259
     Leasehold improvements                          193        172
     Tooling                                       4,546      4,032
     Equipment under capital lease                   -          154
                                                  ------     ------
                                                   5,956      5,307
     Less:
          Accumulated depreciation
            and amortization                       4,184      3,771
                                                  ------     ------
                                                  $1,772     $1,536
                                                  ======     ======

Other assets are summarized as follows:

     Patents                                      $5,325     $3,842
     Investments                                   1,124        961
     Cash surrender value of life insurance          862        505
     Notes receivable                                490        490
     Deposits                                        627        438
     Intangible pension asset                        450        -
     Other                                           170        133
                                                  ------     ------
                                                  $9,048     $6,369
                                                  ======     ======

Other non-current liabilities are
  summarized as follows:

     Accrued lease payments                       $  -       $   84
     Accumulated benefit obligation                  684        -
     Deferred gain on stock sale                     489        489
     Other                                           100        100
                                                  ------     ------
                                                  $1,273     $  673
                                                  ======     ======









                                      S-10
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5--INCOME TAXES

     Income tax expense consists of the following (in thousands):

                                                       Fiscal Year
                                             ------------------------------
                                              1995        1994        1993
                                              ----        ----        ----

     Current
          Foreign                            $  929      $  584      $1,497
          Federal                                23         -           -
          State                                  49          29           9
     Deferred
          Foreign                               330         (78)       (325)
                                             ------      ------      ------
     Total                                   $1,331      $  535      $1,181
                                             ======      ======      ======

     The provisions for all years primarily reflect GJ income taxed in Japan.

     Reconciliations of the applicable statutory U.S. federal income tax rate of 35% in fiscal 1995 and 1994 and 34% in fiscal 1993 to the effective tax rates on earnings (losses) are as follows:

                                                       Fiscal Year
                                             ------------------------------
                                              1995        1994        1993
                                              ----        ----        ----

     Federal statutory tax rate               35.0%       35.0%       34.0%
     Increase (decrease) in tax rate
        resulting from:
        State income taxes, less
           federal benefit                     1.3        10.1         1.0
        Foreign tax expense                   35.1       175.7       131.1
        Net operating loss                   (34.3)      (35.0)      (34.0)
                                            ------      ------      ------
     Effective income tax rate                37.1%      185.8%      132.1%
                                            ======      ======      ======

     Foreign tax expense in 1994 and 1993 was 175.7% and 131.1%, respectively, of consolidated pre-tax income primarily due to the generation of pre-tax losses in the United States which could not be utilized to reduce foreign tax expense.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):





                                      S-11
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5--INCOME TAXES (Continued)

                                                      March 31,
                                                  -----------------
                                                   1995       1994
                                                   ----       ----
     Deferred tax liabilities
        License repurchase                        $2,850     $2,802
        Intercompany loan revaluation              1,095        -
        Life insurance premiums                      198        109
        Tax benefits for increase in imports         144        152
        Other                                        138         36
                                                  ------     ------
                                                   4,425      3,099
                                                  ------     ------
     Deferred tax assets
        Retirement benefits                          362        -
        Other                                         89        -
        Tax loss carryforwards                    10,850     10,500
        Valuation allowance                      (10,850)   (10,500)
                                                  ------     ------
                                                     451        -
                                                  ------     ------
     Net deferred tax liabilities                 $3,974     $3,099
                                                  ======     ======

     At March 31, 1995, the Company had federal net operating loss carryforwards for tax reporting purposes of $27,000,000 which will expire in 2000 through 2009 if not utilized. These net operating loss carryforwards include approximately $1,200,000 which resulted from the acquisition of subsidiaries acquired in fiscal 1988. At March 31, 1995, the Company had federal capital loss carryforwards for tax reporting purposes of $8,000,000 which will expire in 1997 if not utilized. At March 31, 1995, the Company had unused investment tax and research and development credits for income tax purposes of $321,000 which, if not utilized, will expire in 1996 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss, investment tax, and research and development credit carryforwards which can be utilized.

     The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 1995, the Company's share of such undistributed foreign earnings totaled $7,500,000. Foreign withholding taxes of approximately $750,000 would be due upon remittance of these earnings.












                                      S-12
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6--EMPLOYEE BENEFITS

The Company's 1988 Stock Option Plan has 350,000 shares authorized for issuance. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant in the case of Incentive Stock Options and at or below fair market value in the case of Non-qualified Stock Options. The Company's 1982 Incentive Stock Option Plan, as amended, had 550,000 shares authorized for issuance. The 1982 Plan terminated on December 31, 1991 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options under the 1982 Plan (19,410 at March 31, 1995). At March 31, 1995 there were 278,910 options exercisable. No options may be exercised later than 10 years from the date of grant.

     Information with respect to these plans is as follows:

                                    Shares           Option Price
                                    ------        ------------------

     Outstanding March 31, 1992     293,560       $3.00   -   $15.00
     Canceled                        (7,900)       3.25   -     9.25
                                    -------
     Outstanding March 31, 1993     285,660        3.00   -    15.00
     Granted                          7,500        2.375
     Canceled                        (9,050)       6.75   -    15.00
                                    -------
     Outstanding March 31, 1994     284,110        2.375  -     9.25
     Granted                         55,000        3.38
     Canceled                          (200)       9.25
                                    -------
     Outstanding March 31, 1995     338,910       $2.375  -    $9.25
                                    =======

     The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plan, the Company may match employee contributions contingent upon the Company's annual earnings performance. No Company contributions were made during fiscal 1993 through 1995.

     During fiscal 1995, the Company's Japanese subsidiary adopted a retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. Currently the plan is unfunded. At March 31, 1995, the Company has recorded an intangible pension asset of $450,000, an accumulated benefit obligation of $684,000 and a current liability of $462,000 representing expected fiscal 1996 payments. The amount charged to expense in fiscal 1995 was $638,000.







                                      S-13
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments. Future minimum lease payments at March 31, 1995, under noncancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

                             1996        $1,031,000
                             1997           486,000
                             1998           360,000
                             1999           215,000
                             2000            23,000
                             Thereafter         -
                                         ----------
                                         $2,115,000
                                         ==========

     Rent expense, net of sub-lease income, was approximately $799,000, $858,000 and $1,202,000 for fiscal years 1995, 1994 and 1993, respectively.

     The Company's Japanese subsidiary discounts certain of its receivables in the normal course of business. At March 31, 1995, $3,874,000 was discounted with recourse.

     In the following litigations, material claims have been asserted against the Company:

     (a) GRADCO V. KEITH B. STEWART ET AL. This case commenced in August 1990 as a derivative action against directors of the Company. In September 1991, it was converted into a direct action by the Company against Keith Stewart and Horst Sieben and a number of other former officers of the Company. In that action the Company sought a determination that the defendants breached their fiduciary duty in granting to themselves warrants to purchase stock in Gradco (Japan) Ltd. The Company also sought damages via a cross complaint which it filed against Mr. Stewart and others alleging a conspiracy to defraud the Company.

     Mr. Stewart and other former employees instituted actions against the Company, certain of its subsidiaries, Martin E. Tash and Plenum Publishing Corporation claiming various damages including payments under their "golden parachute" agreements.

     In April 1995, all remaining claims and cross-claims referred to above, except those with respect to Mr. Sieben, were settled by mutual consent, with no exchange of monies. In June 1995, the claims and cross-claims with respect to Mr. Sieben were settled, with the only consideration originating with the Company being the issuance to him of 15,000 shares of restricted common stock.

     (b)  HAMMA V. GRADCO SYSTEMS INC. ET AL., DUBOIS V. GRADCO SYSTEMS INC. ET
AL.   The Company and Mr. Stewart have been sued in Connecticut by John C.
Hamma and R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which have been consolidated for certain pretrial purposes, primarily allege misrepresentation and fraudulent concealment by

                                      S-14
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES (Continued)

Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements which agreements required the payment by Gradco of royalties to each of the plaintiffs based upon sales of products subject to patents in which such persons were involved. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the court bifurcated the liability and damages issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

     In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company and Gradco (Japan) Ltd. seeking to attach $10,000,000 of assets of each of these two defendants. By reason of the dismissal of the claims against GJ, this Application likewise has been dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expenses which would have resulted from a current hearing on the Application.

     The trial in the Hamma case on the liability issue began on June 13, 1995, and was completed on June 27, 1995. On the following day the jury rendered a verdict finding Gradco and Mr. Stewart liable on substantially all counts in the complaint and also found that the actions of the defendants warranted the imposition of punitive damages. No amount of damages on any count, including the punitive damages, was determined by the jury but will be determined at a later time in a separate proceeding. The Company will seek to overturn the verdict of the jury through motions made before the Trial Court and, to the extent it is unsuccessful, will seek permission from the Trial Court to appeal the verdict. An appeal is not automatically available prior to the determination of damages. The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

     There are substantial differences between the Hamma and DuBois cases. Although the DuBois case is also a case which will be tried before a jury and, accordingly, there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position.



                                      S-15
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8--CUSTOMER INFORMATION AND GEOGRAPHIC DATA

     The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

                                             Fiscal Year
                                   ------------------------------
                                    1995        1994        1993
                                    ----        ----        ----

     Mita                            19%         17%         12%
     Xerox                           16%         N/A         N/A
     Sharp                           11%         15%         N/A
     Ricoh                           N/A         23%         35%
     Lanier                          N/A         N/A         12%

Geographic data follows (in thousands):

                             Domestic      Europe      Asia       Consolidated
                             --------      ------      ----       ------------

March 31, 1995
- --------------
     Net sales               $34,967       $ -        $44,171       $79,138
     Net earnings                377           2        1,073         1,452
     Assets                    3,181          82       61,120        64,383

March 31, 1994
- --------------

     Net sales               $10,372       $ -        $39,885       $50,257
     Net earnings (loss)      (1,679)        (14)       1,687            (6)
     Assets                    3,151          38       38,607        41,796

March 31, 1993
- --------------

     Net sales               $12,351       $ -        $46,313       $58,664
     Net earnings (loss)      (2,700)          2        2,215          (483)
     Assets                    5,319          50       37,619        42,988

     For the years ended March 31, 1995, 1994 and 1993 export sales were $8,426,000, $645,000 and $586,000, respectively, consisting principally of sales to Europe and Canada.












                                      S-16
                              GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9--INTERIM FINANCIAL RESULTS (Unaudited)

                                                   Quarter
                              -------------------------------------------------
                                First     Second    Third     Fourth     Year
                                -----     ------    -----     ------     ----
                             (In thousands of dollars,except per share amounts)
1995
- ----
Net sales                      $14,620   $19,742   $21,063   $23,713   $79,138
Gross margin                     2,704     3,743     4,112     4,289    14,848
Earnings before income taxes       305       914     1,283     1,081     3,583
Net earnings                        48       390       466       548     1,452
Net earnings per common share  $   .01   $   .05   $   .06   $   .07   $   .19

1994
- ----
Net sales                      $12,734   $13,773   $11,234   $12,516   $50,257
Gross margin                     2,627     2,658     2,043     2,300     9,628
Earnings (loss) before
  income taxes                     353       449      (406)     (108)      288
Net earnings (loss)                122        36      (138)      (26)       (6)
Net earnings (loss) per
  common share                 $   .02   $   -     $  (.02)  $   -     $   -
































                                      S-17
                                                                   SCHEDULE II

                             GRADCO SYSTEMS, INC.

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the years ended March 31, 1993, 1994 and 1995



                                            Additions
                              Balance at   Charged to                  Balance
                               Beginning    Costs and                  at End
                               of Year      Expenses    Deductions     of Year
                              ----------   ----------   ----------     -------

Year ended March 31, 1993:
- --------------------------
     Allowance for doubtful
        accounts               $331,000     $103,000     $ 28,000     $406,000
     Inventory valuation
        allowance              $402,000     $ 73,000     $222,000     $253,000

Year ended March 31, 1994:
- --------------------------
     Allowance for doubtful
        accounts               $406,000     $(60,000)    $172,000     $174,000
     Inventory valuation
        allowance              $253,000     $105,000     $316,000     $ 42,000

Year ended March 31, 1995:
- --------------------------
     Allowance for doubtful
        accounts               $174,000     $ 18,000     $153,000     $ 39,000
     Inventory valuation
        allowance              $ 42,000     $ 84,000     $ 55,000     $ 71,000























                                      S-18