Form 10-Q
period 1995-06-30
GRADCO SYSTEMS INC
filed 1995-08-14
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 1995 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                           at June 30, 1995
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 1995 and March 31, 1995                   3

     Consolidated Statements of Operations
        for the Three Months Ended
        June 30, 1995 and June 30, 1994                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 1995 and June 30, 1994                       5-6

     Notes to Unaudited Consolidated Financial Statements     7-9

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         10-11

Part II.  Other Information                                   12
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    1995            1995
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $15,521         $12,158
     Trading securities, at fair value                 859             579
     Accounts receivable, net                       26,418          27,450
     Inventories                                     2,152           1,375
	Deferred income taxes						196             192
     Other current assets                            1,443           1,756
                                                   -------         -------
          Total current assets                      46,589          43,510
                                                   -------         -------
Furniture, fixtures and equipment, net               2,693           1,772
License repurchase                                   8,512           8,689
Excess of cost over acquired net assets              1,353           1,364
Other assets                                         9,114           9,048
                                                   -------         -------
                                                   $68,261         $64,383
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $16,898         $14,198
     Current installments of long-term debt             11              11
     Accounts payable                               10,742          10,491
     Accrued expenses                                  543           1,168
     Income taxes payable                              896             915
                                                   -------         -------
          Total current liabilities                 29,090          26,783
                                                   -------         -------
Long-term debt, excluding current installments          33              35
Non-current liabilities                              1,357           1,273
Deferred income taxes                                4,137           4,166
Minority interest                                   15,789          15,129

Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, 7,798,909 and
          7,783,909 shares outstanding June 30,
          1995 and March 31, 1995, respectively     44,618          44,546
     Deficit                                       (36,169)        (36,470)
     Currency translation adjustments                9,406           8,921
                                                   -------         -------
                                                    17,855          16,997
                                                   -------         -------
                                                   $68,261         $64,383
                                                   =======         =======


         See accompanying notes to consolidated financial statements.


                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1995        1994
                                             ----------  ----------
Revenues:

Net sales                                     $24,505     $14,620
Development engineering services                  147         181
Licenses and royalties                            571         594
                                              -------     -------
                                               25,223      15,395
                                              -------     -------
Costs and expenses:

Costs of sales                                 19,646      11,916
Research and development                          541         283
Selling, general and administrative             3,886       2,736
                                              -------     -------
                                               24,073      14,935
                                              -------     -------
Income from operations                          1,150         460

Interest expense                                   (9)        (19)
Interest income                                    55          31
Dividend income                                   -             3
Loss on trading securities                         31        (170)
                                              -------     -------
Earnings before income taxes
     and minority interest                      1,227         305
Income tax expense                                574         190
Minority interest                                 352          67
                                              -------     -------
Net earnings                                  $   301     $    48
                                              =======     =======


Earnings per common share                     $  0.04     $   .01
                                              =======     =======


Weighted average shares
     outstanding (000's)                        7,786       7,784


          See accompanying notes to consolidated financial statements.







                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1995          1994
                                                     --------      --------
Cash flows from operating activities:
Net income                                           $   301       $    48
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     328           271
        Amortization                                     627           455
        Deferred income taxes                           (120)          (98)
        Unrealized holding gain on trading securities    (31)         (111)
        Loss on sale of securities                       -             281
        Provision for losses on accounts receivable       11             9
        Loss on sale of property and equipment           -               4
        Purchases of trading securities                 (249)       (1,964)
        Proceeds from sale of trading securities         -           1,965
        Issuance of shares in lieu of cash                72           -
        Minority interest                                352            67
        Decrease (increase) in accounts receivable     1,361        (3,665)
        (Increase) decrease in inventory                (769)          152
        Decrease (increase) in prepaid assets            353          (711)
        Decrease in other assets                         315           135
        Increase (decrease) in accounts payable           30        (1,778)
        (Decrease) increase in accrued expenses         (638)           68
        (Decrease) increase in income taxes payable      (34)          276
        Increase (decrease) in other liabilities          83           (84)
                                                     -------       -------
          Total adjustments                            1,691        (4,728)
                                                     -------       -------
          Net cash provided by (used in) operations    1,992        (4,680)
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                 (1,219)          (72)
Proceeds from sale of property and equipment             -               6
                                                     -------       -------
          Net cash used in investing activities       (1,219)          (66)
                                                     -------       -------













                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1995          1994
                                                     --------      --------
Cash flows from financing activities:
Net borrowings on notes less than three months         2,422         4,322
Proceeds from issuance of notes in
   excess of three months                                -              53
Repayment of notes in excess of three months              (2)          -
                                                     -------       -------
         Net cash provided by financing activities     2,420         4,375
                                                     -------       -------
         Effect of exchange rate changes on cash         170           182
                                                     -------       -------
Net increase (decrease) in cash
   and cash equivalents                                3,363          (189)
Cash and cash equivalents at beginning of period      12,158         5,613
                                                     -------       -------
Cash and cash equivalents at end of period           $15,521       $ 5,424
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $  10         $   1
Income taxes                                             712             9



         See accompanying notes to consolidated financial statements.

























                                      -6-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements include the accounts of Gradco Systems, Inc. and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1995 and the results of operations and cash flows for the three months ended June 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              1995        1995
                                            ---------   ---------
Raw materials                                $  824      $  833
Work-in-process                                 635         210
Finished goods                                  693         332
                                             ------      ------
                                             $2,152      $1,375
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 200 million yen (approximately $2.4 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At June 30, 1995, there were no borrowings on these lines. The balance of $16,898,000 in notes payable reflects amounts due to trade creditors in ninety days.









                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1996 in the countries where the Company operates applied to results of the quarter. The Company has given no benefit to loss carryforwards available for U.S. tax purposes as recent loss experience from U.S. operations does not support realization of such benefits.

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,786,000 in the three months ended June 30, 1995 and 7,784,000 in the three months ended June 30, 1994. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

HAMMA V. GRADCO SYSTEMS, INC. ET AL., DUBOIS V. GRADCO SYSTEMS, INC. ET AL.
The Company and Mr. Stewart have been sued in Connecticut by John C. Hamma and
R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which have been consolidated for certain pretrial purposes, allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements which agreements required the payment by Gradco of royalties to each of the plaintiffs based upon sales of products subject to patents in which such persons were involved. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damage issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

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






                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In July 1995 Gradco filed a motion for judgment as a matter of law or, in the alternative, for a new trial in the Federal District Court of Connecticut seeking judgment or a new trial on substantially all counts of the complaint of John Hamma and his wholly-owned corporation, Tenex. Gradco has filed various other related motions which have been opposed by Mr. Hamma.

In July 1995 Mr. Hamma and Tenex Corporation made an application for a pre-judgment remedy seeking to attach Gradco Systems' assets. The application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The application asserts that there is probable cause that a verdict in the amount of $70,500,000 or an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues.

Gradco intends to vigorously pursue all avenues available to it to reverse the verdict rendered and to prevent the imposition of the attachment sought by the plaintiffs in the action.

There are substantial differences between the Hamma and DuBois cases. Although the DuBois case is also a case which will be tried before a jury and, accordingly, there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position.













                                      -9-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1995 increased $9,828,000 from the amount in the prior year's first quarter. Net sales increased $9,885,000 due to a 30% increase in unit sales in the copier market and a stronger yen, which appreciated 18% against the dollar during the period. A substantial portion of the increase in unit sales was attributable to increased sales to Xerox Corporation.

Cost of sales as a percentage of net sales decreased to 80.2% from 81.5% for the three months ended June 30, 1995 and June 30, 1994, respectively. This percentage has remained consistently around 81% for more than two years.

Research and development expenses ("R&D") in the current quarter totaled $541,000, 2.1% of revenues, compared to $283,000, 1.8% of revenues, in the prior year's comparable period. The increase is attributable to several new copier projects and the fact that last year's expenditures were unusually low in the first quarter.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,886,000, 15.4% of revenues, compared to $2,736,000, 17.8% of revenues, in the prior year's comparable period, an increase of $1,150,000. Approximately $450,000 of this increase is due to the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the stronger yen and $350,000 is due to increased legal fees associated with the Hamma and DuBois lawsuits, and to a charge to SG&A in connection with the issuance of stock in the settlement of the lawsuit involving former management.

The results for the current quarter include a gain on trading securities of $31,000 as compared to a loss of $170,000 in the prior year period.

As a result of the above factors, earnings before income taxes and minority interest increased to $1,227,000 in the current quarter from $305,000 in the first quarter of fiscal 1995.

The tax provisions in both periods primarily reflect GJ income taxed in Japan.


















                                      -10-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Working capital increased to $17,499,000 at June 30, 1995 from $16,727,000 at March 31, 1995. At June 30, 1995, the Company had $15,521,000 in cash, $859,000 in trading securities and minimal long-term debt. GJ has a 200 million yen (approximately $2.4 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at June 30, 1995. Notes payable to trade creditors has increased as a result of the increase in net sales during the current quarter.

The Company believes that as a result of its restructuring and staff reductions its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 1995, there were no material commitments for capital expenditures.

On June 28, 1995, a jury found the Company to have a liability in the lawsuit by John C. Hamma, a former employee. A separate proceeding to determine the amount of damages will be required. An award of damages could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. For further information regarding this litigation, see Note 6 of Notes to Unaudited Consolidated Financial Statements.
































                                      -11-
                                   PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The information regarding the current status of the Hamma and DuBois lawsuits, contained in Note 6 of Notes to Unaudited Consolidated Financial Statements set forth in Part I of this Report, is hereby incorporated by reference in response to this Item 1.

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

































                                      -12-
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  August 11, 1995      HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -13-