Form 10-Q
period 1995-09-30
GRADCO SYSTEMS INC
filed 1995-11-14
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 1995 Commission file number 0-12829

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

                                                  Number of Shares Outstanding
        Class                                         at September 30, 1995
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 1995 and March 31, 1995              3

     Consolidated Statements of Operations
        for the Three and Six Months Ended
        September 30, 1995 and September 30, 1994             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 1995 and September 30, 1994             5-6

     Notes to Unaudited Consolidated Financial Statements     7-9

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         10-11

Part II.  Other Information                                   12
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September 30,     March 31,
                                                    1995            1995
                                                -------------   ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                         $ 12,998        $ 12,158
     Trading securities, at fair value                -                579
     Accounts receivable, net                       24,128          27,450
     Inventories                                     2,506           1,375
     Deferred income taxes                             166             192
     Other current assets                            1,345           1,756
                                                  --------        --------
          Total current assets                      41,143          43,510
                                                  --------        --------
Furniture, fixtures and equipment, net               2,201           1,772
License repurchase                                   6,919           8,689
Excess of cost over acquired net assets              1,342           1,364
Other assets                                         6,034           9,048
                                                  --------        --------
                                                  $ 57,639        $ 64,383
                                                  ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                $ 14,198        $ 14,198
     Current installments of long-term debt             12              11
     Accounts payable                                7,602          10,491
     Accrued expenses                                  617           1,168
     Income taxes payable                            1,395             915
                                                  --------        --------
          Total current liabilities                 23,824          26,783
                                                  --------        --------
Long-term debt, excluding current installments          30              35
Non-current liabilities                                893           1,273
Deferred income taxes                                3,413           4,166
Minority interest                                   13,930          15,129

Shareholders' equity:
     Common stock, no par value; authorized
         30,000,000 shares, 7,798,909 and
         7,783,909 shares outstanding
         September 30, 1995 and March 31, 1995,
         respectively                               44,618          44,546
     Deficit                                       (35,350)        (36,470)
     Currency translation adjustments                6,281           8,921
                                                  --------        --------
                                                    15,549          16,997
                                                  --------        --------
                                                  $ 57,639        $ 64,383
                                                  ========        ========

         See accompanying notes to consolidated financial statements.

                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     1995       1994         1995       1994
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $23,955    $19,742      $48,460    $34,362
Development engineering services        205        394          352        575
Licenses and royalties                  672        629        1,243      1,223
                                    -------    -------      -------    -------
                                     24,832     20,765       50,055     36,160
                                    -------    -------      -------    -------
Costs and expenses:

Costs of sales                       19,105     15,999       38,751     27,915
Research and development                717        912        1,258      1,195
Selling, general and administrative   3,196      2,890        7,082      5,626
                                    -------    -------      -------    -------
                                     23,018     19,801       47,091     34,736
                                    -------    -------      -------    -------
Income from operations                1,814        964        2,964      1,424

Interest expense                         (1)       (22)         (10)       (41)
Interest income                          70         19          125         50
Dividend income                         -            1          -            4
Gain (loss) on trading securities        22        (48)          53       (218)
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            1,905        914        3,132      1,219
Income tax expense                      738        337        1,312        527
Minority interest                       348        187          700        254
                                    -------    -------      -------    -------
     Net earnings                   $   819    $   390      $ 1,120    $   438
                                    =======    =======      =======    =======

Earnings per common share           $  0.10    $  0.05      $  0.14    $  0.06
                                    =======    =======      =======    =======

Weighted average shares
     outstanding (000's)              7,799      7,784        7,793      7,784


         See accompanying notes to consolidated financial statements.









                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1995          1994
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 1,120       $   438
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      663           549
        Amortization                                    1,159           940
        Deferred income taxes                            (219)         (168)
        Unrealized holding gain on trading securities      (8)          (10)
        (Gain) loss on sale of securities                 (45)          228
        Provision for losses on accounts receivable        23            38
        Gain on sale of property and equipment            -              (6)
        Purchases of trading securities                  (249)       (2,349)
        Proceeds from sale of trading securities          882         2,367
        Issuance of shares in lieu of cash                 72           -
        Minority interest                                 700           254
        Decrease (increase) in accounts receivable      1,265        (8,666)
        (Increase) decrease in inventory               (1,287)          487
        Decrease (increase) in prepaid assets             186          (331)
        (Increase) decrease in other assets              (246)          109
        (Decrease) increase in accounts payable        (2,096)        1,012
        (Decrease) increase in accrued expenses          (542)          353
        Increase in income taxes payable                  506           692
        Increase (decrease) in other liabilities          126           (84)
                                                      -------       -------
          Total adjustments                               890        (4,585)
                                                      -------       -------
          Net cash provided by (used in) operations     2,010        (4,147)
                                                      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                  (1,402)         (743)
Proceeds from sale of property and equipment                2            28
                                                      -------       -------
          Net cash used in investing activities        (1,400)         (715)
                                                      -------       -------













                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1995          1994
                                                     ---------     ---------
Cash flows from financing activities:
Net borrowings on notes less than
   three months                                         1,461         6,169
Proceeds from issuance of notes in
   excess of three months                                 -           1,553
Repayment of notes in excess of
   three months                                            (4)       (1,503)
                                                      -------       -------
          Net cash provided by financing activities     1,457         6,219
                                                      -------       -------
          Effect of exchange rate changes on cash      (1,227)          176
                                                      -------       -------
Net increase in cash and cash equivalents                 840         1,533
Cash and cash equivalents at beginning of period       12,158         5,613
                                                      -------       -------
Cash and cash equivalents at end of period            $12,998       $ 7,146
                                                      =======       =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                                $  12         $  41
Income taxes                                            1,052            21



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1995 and the results of operations and cash flows for the three and six months ended September 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              1995        1995
                                            ---------   ---------
Raw materials                                $  811      $  833
Work-in-process                               1,197         210
Finished goods                                  498         332
                                             ------      ------
                                             $2,506      $1,375
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 200 million yen (approximately $2 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At September 30, 1995, there were no borrowings on these lines. The balance of $14,198,000 in notes payable reflects amounts due to trade creditors in ninety days.









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

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 and 7,793,000 in the three and six months ended September 30, 1995, respectively and 7,784,000 in both the three and six months ended September 30, 1994. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

HAMMA V. GRADCO SYSTEMS, INC. ET AL., DUBOIS V. GRADCO SYSTEMS, INC. ET AL.
The Company and its former president, Mr. Keith Stewart, have been sued in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which have been consolidated for certain pretrial purposes, allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements which agreements required the payment by Gradco of royalties to each of the plaintiffs based upon sales of products subject to patents in which such persons were involved. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damage issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order providing that if during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in Gradco (Japan) Ltd., it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew an Application for Prejudment Remedy within the notice period.









                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

The trial in the HAMMA case was completed on June 27, 1995. On the following day the jury rendered a verdict finding Gradco and Mr. Stewart liable on substantially all counts in the complaint and also found that the actions of the defendants warranted the imposition of punitive damages. No amount of damages on any count, including the punitive damages, was determined by the jury but will be determined at a later time in a separate proceeding. The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

In July 1995 Gradco filed a motion for judgment as a matter of law or, in the alternative, for a new trial in the Federal District Court of Connecticut seeking judgment or a new trial on substantially all counts of the complaint of John Hamma and his wholly-owned corporation, Tenex. Gradco has filed various other related motions which have been opposed by Mr. Hamma. Plaintiffs have responded to the motion and Gradco has replied. The Court is considering the motion and will either rule on a request by plaintiff for a right to file additional briefs, direct that there be oral arguments or decide the motion.

In July 1995 Mr. Hamma and Tenex Corporation made an application for a pre-judgment remedy seeking to attach Gradco Systems' assets. The application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The application asserts that there is probable cause that a verdict in the amount of $70,500,000 or an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. It is Gradco's belief that the proper measure of damages would result in a smaller damages award even if the motions by Gradco for judgment as a matter of law are denied.

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












                                      -9-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 1995 increased $4,067,000 and $13,895,000, respectively, as compared to amounts in the comparable prior year periods. Net sales increased $4,213,000 in the current quarter over the year earlier period due to a 3% increase in unit sales in the copier market and a stronger yen, which on average was 5% stronger against the dollar during the current quarter than it was during the earlier period. Net sales increased $14,098,000 in the six-month period over the prior year due to a 14% increase in unit sales in the copier market and a stronger yen, which on average was 10% stronger against the dollar during the current six-month period
than it was during the earlier period.   A substantial portion of the increase
in unit sales for both the three and six-month periods is attributable to increased sales to Xerox Corporation.

Cost of sales as a percentage of net sales decreased to 79.8% from 81.0% for the three months ended September 30, 1995 and 1994, respectively and decreased to 80.0% from 81.2% for the six-month periods then ended. This improvement is primarily attributable to a change in mix of units sold toward higher margin products.

Research and development expenses ("R&D") in the current quarter totaled $717,000, 2.9% of revenues, compared to $912,000, 4.4% of revenues, in the prior year's comparable period. For the six months ended September 30, 1995 and 1994, R&D totaled $1,258,000, 2.5% of revenues and $1,195,000, 3.3% of revenues, respectively.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,196,000, 12.9% of revenues, compared to $2,890,000, 13.9% of revenues, in the prior year's comparable period. For the six months ended September 30, 1995 and 1994, SG&A totaled $7,082,000, 14.1% of revenues and $5,626,000, 15.6% of revenues, respectively. Higher costs caused by the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ") associated with the stronger yen and increased legal fees associated with the Hamma and DuBois lawsuits have been partially offset by currency translation gains at GJ.

The results for the current quarter include a gain on trading securities of $22,000 as compared to a loss of $48,000 in the prior year's comparable period. For the six-months ended September 30, 1995 there was a gain on trading securities of $53,000 as compared to a loss of $218,000 for the six months ended September 30, 1994.

As a result of the above factors, earnings before income taxes and minority interest increased from $914,000 in the second quarter ended September 30, 1994 to $1,905,000 in the current quarter and from $1,219,000 in the six months ended September 30, 1994 to $3,132,000 in the current six-month period.

The tax provisions in all periods primarily reflect GJ income taxed in Japan.







                                      -10-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Working capital increased to $17,319,000 at September 30, 1995 from $16,727,000 at March 31, 1995. At September 30, 1995, the Company had $12,998,000 in cash and minimal long-term debt. GJ has a 200 million yen (approximately $2 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at September 30, 1995. Notes payable to trade creditors has increased as a result of the increase in net sales during the current quarter.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 1995, there were no material commitments for capital expenditures.

As previously reported, in June 1995, a jury found the Company to have a liability in the lawsuit by John C. Hamma, a former employee. The Company has filed a motion to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. For further information regarding this litigation, see Note 6 of Notes to Unaudited Consolidated Financial Statements.

































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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on September 22, 1995.

          (b) The sole purpose of the meeting was the election of five directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 1996). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell and Martin E. Tash.

          (c) The votes cast for, and withheld from, each of the nominees (out of the 7,798,909 shares of Common Stock outstanding and entitled to vote as of the record date of August 15, 1995) are set forth below. There were no broker non-votes.

          Nominees                     FOR               WITHHELD
          --------                     ---               --------
          Bernard Bressler             5,514,918         2,757
          Thomas J. Burger             5,513,918         6,657
          Harland L. Mischler          5,514,918         2,757
          Robert J. Stillwell          5,513,918         3,757
          Martin E. Tash               5,514,918         2,757

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 14, 1995    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -13-