Form 10-Q
period 1995-12-31
GRADCO SYSTEMS INC
filed 1996-02-07
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

			   WASHINGTON, D.C. 20549

				 FORM 10-Q

		 Quarterly Report Under Section 13 or 15(d)
		   of the Securities Exchange Act of  1934


For Quarter Ended December 31, 1995 Commission file number 0-12829

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

						  Number of Shares Outstanding
	Class                                         at December 31, 1995
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909
















			     GRADCO SYSTEMS, INC.
				    INDEX





							  Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
	at December 31, 1995 and March 31, 1995               3

     Consolidated Statements of Operations
	for the Three and Nine Months Ended
	December 31, 1995 and  December 31, 1994              4

     Consolidated Statements of Cash Flows
	for the Nine Months Ended
	December 31, 1995 and  December 31, 1994              5-6

     Notes to Unaudited Consolidated Financial Statements     7-9

     Management's Discussion and Analysis of
	Results of Operations and Financial Condition         10-11

Part II.  Other Information                                   12
































				      -2-
			     GRADCO SYSTEMS, INC.
			 CONSOLIDATED BALANCE SHEETS
			    (Dollars in thousands)

						December 31,     March 31,
						    1995           1995
						------------   ------------
						 (Unaudited)
				     ASSETS
Current assets:
     Cash                                         $ 15,316       $ 12,158
     Trading securities, at fair value                -               579
     Accounts receivable, net                       23,947         27,450
     Inventories                                     2,305          1,375
     Deferred income taxes                             160            192
     Other current assets                            1,558          1,756
						  --------       --------
	  Total current assets                      43,286         43,510
						  --------       --------
Furniture, fixtures and equipment, net               2,032          1,772
License repurchase                                   6,371          8,689
Excess of cost over acquired net assets              1,332          1,364
Other assets                                         5,936          9,048
						  --------       --------
						  $ 58,957       $ 64,383
						  ========       ========

			  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                $ 13,522       $ 14,198
     Current installments of long-term debt             11             11
     Accounts payable                                8,605         10,491
     Accrued expenses                                1,019          1,168
     Income taxes payable                            2,097            915
						  --------       --------
	  Total current liabilities                 25,254         26,783
						  --------       --------
Long-term debt, excluding current installments          28             35
Non-current liabilities                              1,009          1,273
Deferred income taxes                                3,130          4,166
Minority interest                                   13,821         15,129

Shareholders' equity:
     Common stock, no par value; authorized
	 30,000,000 shares, 7,798,909 and
	 7,783,909 shares outstanding
	 December 31, 1995 and March 31, 1995,
	 respectively                               44,618         44,546
     Deficit                                       (34,441)       (36,470)
     Currency translation adjustments                5,538          8,921
						  --------       --------
						    15,715         16,997
						  --------       --------
						  $ 58,957       $ 64,383
						  ========       ========

	 See accompanying notes to consolidated financial statements.


				      -3-
			     GRADCO SYSTEMS, INC.
		    CONSOLIDATED STATEMENTS OF OPERATIONS
	       (Dollars in thousands, except per share amounts)

				  (Unaudited)

				    Three Months Ended      Nine Months Ended
				   --------------------    --------------------
				   Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
				     1995       1994         1995       1994
				   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $24,389    $21,063      $72,849    $55,425
Development engineering services      1,151        120        1,503        695
Licenses and royalties                  604        625        1,847      1,848
				    -------    -------      -------    -------
				     26,144     21,808       76,199     57,968
				    -------    -------      -------    -------
Costs and expenses:

Costs of sales                       19,071     16,951       57,822     44,866
Research and development              1,735        396        2,993      1,591
Selling, general and administrative   3,351      3,106       10,433      8,732
				    -------    -------      -------    -------
				     24,157     20,453       71,248     55,189
				    -------    -------      -------    -------
Income from operations                1,987      1,355        4,951      2,779

Interest expense                         (1)       (26)         (11)       (67)
Interest income                          42         38          167         88
Dividend income                        -          -            -             4
Gain (loss) on trading securities      -           (84)          53       (302)
				    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            2,028      1,283        5,160      2,502
Income tax expense                      705        514        2,017      1,041
Minority interest                       415        303        1,115        557
				    -------    -------      -------    -------
     Net earnings                   $   908    $   466      $ 2,028    $   904
				    =======    =======      =======    =======

Earnings per common share           $  0.12    $  0.06      $  0.26    $  0.12
				    =======    =======      =======    =======

Weighted average shares
     outstanding (000's)              7,799      7,784        7,795      7,784


	 See accompanying notes to consolidated financial statements.









				      -4-
			     GRADCO SYSTEMS, INC.
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Dollars in thousands)

				  (Unaudited)

							Nine Months Ended
						     -----------------------
						     Dec. 31,      Dec. 31,
						       1995          1994
						     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 2,028       $   904
						      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
	Depreciation                                      934           741
	Amortization                                    1,628         1,429
	Deferred income taxes                            (438)         (254)
	Unrealized holding (gain) loss
	   on trading securities                           (8)          101
	(Gain) loss on sale of securities                 (45)          201
	Provision for losses on accounts receivable        34            47
	Gain on sale of property and equipment           -               (6)
	Purchases of trading securities                  (249)       (2,479)
	Proceeds from sale of trading securities          882         2,909
	Issuance of shares in lieu of cash                 72          -
	Minority interest                               1,115           557
	Increase in accounts receivable                  (322)      (10,104)
	(Increase) decrease in inventory                 (994)          789
	Increase in prepaid assets                        (97)         (896)
	Increase in other assets                         (943)           (9)
	(Decrease) increase in accounts payable          (298)          202
	(Decrease) increase in accrued expenses           (72)          272
	Increase in income taxes payable                1,418         1,295
	Increase (decrease) in other liabilities          392           (84)
						      -------       -------
	   Total adjustments                            3,009        (5,289)
						      -------       -------
	   Net cash provided by (used in) operations    5,037        (4,385)
						      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                  (1,565)         (961)
Proceeds from sale of property and equipment                2            28
						      -------       -------
	   Net cash used in investing activities       (1,563)         (933)
						      -------       -------












				      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

							Nine Months Ended
						     -----------------------
						     Dec. 31,      Dec. 31,
						       1995          1994
						     ---------     ---------
Cash flows from financing activities:
Net borrowings on notes less than
   three months                                         1,705         8,725
Proceeds from issuance of notes in
   excess of three months                                -            1,553
Repayment of notes in excess of
   three months                                            (7)       (1,505)
						      -------       -------
	   Net cash provided by financing activities    1,698         8,773
						      -------       -------
	   Effect of exchange rate changes on cash     (2,014)          144
						      -------       -------
Net increase in cash and cash equivalents               3,158         3,599
Cash and cash equivalents at beginning of period       12,158         5,613
						      -------       -------
Cash and cash equivalents at end of period            $15,316       $ 9,212
						      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                                $  13         $  44
Income taxes                                            1,273            41



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1995 and the results of operations and cash flows for the three and nine months ended December 31, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
					   (Dollars in Thousands)
					    Dec. 31,    March 31,
					      1995        1995
					    ---------   ---------
Raw materials                                $  696      $  833
Work-in-process                               1,207         210
Finished goods                                  402         332
					     ------      ------
					     $2,305      $1,375
					     ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 200 million yen (approximately $1.9 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At December 31, 1995, there were no borrowings on these lines. The balance of $13,522,000 in notes payable reflects amounts due to trade creditors in ninety days.









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

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 and 7,795,000 in the three and nine months ended December 31, 1995, respectively, and 7,784,000 in both the three and nine months ended December 31, 1994. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

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

In July 1995 Gradco filed a motion for judgment as a matter of law or, in the alternative, for a new trial in the Federal District Court of Connecticut seeking judgment or a new trial on substantially all counts of the complaint of John Hamma and his wholly-owned corporation, Tenex Corporation. Gradco has filed various other related motions which have been opposed by Mr. Hamma. Plaintiffs have responded to the motion and Gradco has replied. The Court is considering the motion and will either rule on a request by plaintiff for a right to file additional briefs, direct that there be oral arguments or decide the motion.

In July 1995 Mr. Hamma and Tenex Corporation made an application for a pre-judgment remedy ("PJR Motion") seeking to attach Gradco Systems' assets. The application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The application asserts that there is probable cause that a verdict in the amount of $70,500,000 or an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. It is Gradco's belief that the proper measure of damages would result in a smaller damages award even if the motions by Gradco for judgment as a matter of law are denied. The Court has determined that it will rule on the PJR Motion only after ruling on the July 1995 motion for judgment as a matter of law. The parties have also filed briefs as to their theories of damages. If Gradco's view prevails, the magnitude of damages, even should the July 1995 motion prove unavailing, will be reduced substantially from the amount sought in the PJR Motion.

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










				      -9-
		     MANAGEMENT'S DISCUSSION AND ANALYSIS
		     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1995 increased $4,336,000 and $18,231,000, respectively, as compared to amounts in the comparable prior year periods. Net sales increased $3,326,000 in the current quarter over the year earlier period due to an increase in the average unit price as customers are primarily purchasing units with in-bin stapling. This increase in sales revenue is in spite of a 13% decrease in unit sales in the copier market and a weaker yen, which on average was down 3% against the dollar during the current quarter from the year-earlier period. Net sales increased $17,424,000 in the nine-month period over the prior year due to a 4% increase in unit sales in the copier market, a stronger yen which on average was 6% stronger against the dollar during the current nine-month period than it was during the earlier period and an increase in the average unit price. Revenue from development engineering services increased by $1,031,000 and $808,000 in the three and nine-month periods, respectively, as a result of new copier projects which were partially funded by customers.

Cost of sales as a percentage of net sales decreased to 78.2% from 80.5% for the three months ended December 31, 1995 and 1994, respectively, and decreased to 79.4% from 80.9% for the nine-month periods then ended. This improvement is primarily attributable to a change in mix of units sold toward higher margin products.

Research and development expenses ("R&D") in the current quarter totaled $1,735,000, 6.6% of revenues, compared to $396,000, 1.8% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1995 and 1994, R&D totaled $2,993,000, 3.9% of revenues and $1,591,000, 2.7% of revenues, respectively. These increases are attributable to the copier projects previously mentioned.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,351,000, 12.8% of revenues, compared to $3,106,000, 14.2% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1995 and 1994, SG&A totaled $10,433,000, 13.7% of revenues and $8,732,000, 15.1% of revenues, respectively. In the nine-month period, higher costs caused by the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ") associated with the stronger yen and increased legal fees associated with the Hamma and DuBois lawsuits have been partially offset by currency exchange gains at GJ.

The results for the current quarter have no gain or loss on trading securities as compared to a loss of $84,000 in the prior year's comparable period. For the nine months ended December 31, 1995 there was a gain on trading securities of $53,000 as compared to a loss of $302,000 for the nine months ended December 31, 1994.

As a result of the above factors, earnings before income taxes and minority interest increased from $1,283,000 in the third quarter ended December 31, 1994 to $2,028,000 in the current quarter and from $2,502,000 in the nine months ended December 31, 1994 to $5,160,000 in the current nine-month period.

The tax provisions in all periods primarily reflect GJ income taxed in Japan.



				      -10-
		     MANAGEMENT'S DISCUSSION AND ANALYSIS
		     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Working capital increased to $18,032,000 at December 31, 1995 from $16,727,000 at March 31, 1995. At December 31, 1995, the Company had $15,316,000 in cash and minimal long-term debt. GJ has a 200 million yen (approximately $1.9 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at December 31, 1995.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1995, there were no material commitments for capital expenditures.

As previously reported, in June 1995, a jury found the Company to have a liability in the lawsuit by John C. Hamma, a former employee. The Company has filed a motion to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. For further information regarding this litigation, see Note 6 of Notes to Unaudited Consolidated Financial Statements.

































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


			    GRADCO SYSTEMS, INC.
			    Registrant


			    By:


Date:  February 6, 1996     HARLAND L. MISCHLER
			    Harland L. Mischler
			    Executive Vice President, Chief Financial Officer
			    (Principal Financial and Chief Accounting Officer)









































				      -13-