Form 10-K
period 1996-03-31
GRADCO SYSTEMS INC
filed 1996-06-17
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

			     WASHINGTON, D.C. 20549

				   FORM 10-K

	X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -------
		SECURITIES EXCHANGE ACT OF  1934 [FEE REQUIRED]

		    For the fiscal year ended March 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
	       -------

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 7, 1996) was $27,758,046.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 7, 1996 was: common stock, no par value--7,798,909 shares.













































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

     (a) Financial Information About Industry Segments.

     Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Information relating to net sales, net earnings (loss) and identifiable assets attributable thereto for the fiscal years ended March 31, 1996, 1995 and 1994 is set forth in response to Item 8 below.

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


				       1
Business of GJ

     General

     GJ designs, develops, produces (primarily by contract) and markets on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience copier market, and supplies feeders and mailboxing sorters and stackers for the computer controlled printer market. GJ customizes its sorters and stackers for inclusion in the convenience copiers and printers of OEMs. Sorter products presently constitute GJ's principal source of revenues. GJ's revenues also include revenues from feeders, stackers and mailboxing sorters for computer controlled printers, engineering and development activities for certain OEMs and selected technology, licenses and agreements with OEMs. GJ has developed and markets to OEMs automatic stackers, high capacity sheet feeders and random access mailboxes for nonimpact electronic printers and paper handling devices for facsimile machines. GJ also licenses certain proprietary technology to OEMs.

     GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Mita, Xerox, Rank Xerox, Fuji Xerox, Ricoh, Konica, Toshiba, Lanier, Panasonic, Sharp, Fujitsu, Olympus and Kyocera. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GUSA.
Marketing in Europe is conducted by GJ and GUSA, and by Gradco Belgium, S.C., a wholly-owned subsidiary of GJ.

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea. GJ has also entered into a contract for production at a facility in Canada, at which manufacturing is expected to commence by the end of calendar 1996.

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

     Sorter Products. Prior to the introduction by Gradco (during the period when it was directly engaged in the copier products business) of the sorters currently sold by GJ, sorters available to the convenience copier market were large and complicated, with many moving parts and long, complicated paper

				       2
paths. The sorters sold by GJ are primarily designed to provide a shorter, straight-through or nearly straight-through, single paper path.

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


				       3
     In fiscal 1996, Xerox, Rank Xerox, Mita and Lanier accounted for 29%, 16%, 13% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1995, Mita, Xerox and Sharp accounted for 19%, 16% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1994, Ricoh, Mita and Sharp accounted for 23%, 17% and 15%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

     Based on Xerox's system for evaluation of vendors in view of business/ quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

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



				       4
     These agreements generated recurring royalty revenues of approximately $2,528,000 during the fiscal year ended March 31, 1996, $2,725,000 during the fiscal year ended March 31, 1995, and $2,402,000 during the fiscal year ended March 31, 1994. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMs, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. Except as described above, no licensee has the right to sublicense the technology to nonaffiliates.

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

     GJ Patents and Proprietary Technology

     GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 3 to 17 years. Patent applications are pending on most of GJ's recently introduced new products. Patents have been obtained or patent applications are pending in the United States and Japan, relating to GJ's paper decurling technology for laser printers and facsimile machines.

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





				       5
     GJ Production and Assembly

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea. GJ has also entered into a contract for production at a facility in Canada, at which manufacturing is expected to commence by the end of calendar 1996.

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

     GUSA, and GJ's domestic branch office, have obtained quality systems certification under ISO 9001 (an International Standard promulgated under the European Economic Community Mandate).

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

     Engineering services performed by Venture are principally related to paper-handling products and semiconductor processing equipment, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, and specialized printing and support. Services are also performed for other applications such as automated medical diagnostic equipment, manufacturing robotics, and test and process control equipment. Services are typically billed on a time and material or fixed price basis. However, Venture completed a development project in February 1992 which will provide a royalty stream through 1998. This project generated royalty revenues of approximately $32,000 in fiscal 1996, $52,000 in fiscal 1995, and $133,000 in fiscal 1994.

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





				       6
Costs and Revenues of Development Engineering Services

     In 1996, 1995 and 1994 the Registrant, on a consolidated basis, spent approximately $3,641,000, $2,164,000 and $1,793,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $1,603,000, $676,000 and $260,000, in fiscal 1996, 1995 and 1994, respectively.
The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $1,877,000, $923,000 and $356,000, in fiscal 1996, 1995 and 1994, respectively.

Backlog

     Registrant's order backlog at March 31, 1996 from consolidated operations was estimated at approximately $39.3 million, and was estimated at approximately $25.9 million at March 31, 1995. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

     As of June 7, 1996, Gradco and its subsidiaries employed 116 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

     (c) Domestic Operations and Export Sales.

     Approximately 64% of the Registrant's consolidated revenues for the fiscal year ended March 31, 1996 were attributed to domestic sales and approximately 36% were attributed to foreign sales. Approximately 43% of the Registrant's consolidated revenues for the fiscal year ended March 31, 1995 were attributed to domestic sales and approximately 57% were attributed to foreign sales. Approximately 20% of the Registrant's consolidated revenues were attributed to domestic sales and approximately 80% were attributed to foreign sales for the fiscal year ended March 31, 1994. In its export sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

     The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. In fiscal 1996, the Registrant had a currency exchange gain of approximately $1,000,000 caused by the strengthening of the dollar versus the yen during the year. In fiscal 1995, the Registrant had a currency exchange loss of $400,000 caused by the surge in the value of the yen versus the dollar in March 1995.

				       7
     Financial information regarding foreign and domestic operations and export sales is set forth in Note 8 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2.  Description of Property.

     Gradco's corporate offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The current term of the lease expires in March 1997.

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

Item 3.  Legal Proceedings.

HAMMA V. GRADCO SYSTEMS, INC., ET AL; DUBOIS V. GRADCO SYSTEMS, INC. ET AL.

     Gradco and its (now former) president, Keith Stewart, were sued in an action filed in March 1988 in the United States District Court in Bridgeport, Connecticut, by John C. Hamma ("Hamma"), an ex-employee. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in March 1982 which terminated and released Gradco from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which Hamma assigned to Gradco his co-inventor's interest in patent rights for improvements in certain products of the Company. The complaint, which has been amended a number of times, sought unspecified damages, and other relief. In a separate but related action (which was consolidated with the Hamma action for certain pretrial purposes), Gradco and Mr. Stewart were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by R. Clark DuBois ("DuBois"), also an ex-employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by the Company and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Company from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which DuBois assigned to the Company his co-inventor's interest in patent rights for improvements in certain products of the Company. The complaint, which has been amended a number of times, seeks unspecified damages, and other relief. For each of these cases, the Court bifurcated the liability and damage issues, so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

     In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company and GJ seeking to attach $10,000,000 of assets of each of these two defendants. This Application was dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of

				       8
the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expenses which would have resulted from a current hearing on the Application.

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

     In August 1995, the Company filed with the Trial Court a substituted motion for judgment as a matter of law or, in the alternative, for a new trial, on substantially all counts. Plaintiffs have responded to the motion and the Company has replied. The motion is under consideration by the Court. If the Company is unsuccessful on the motion, it may seek permission from the Trial Court to appeal the verdict. An appeal is not automatically available prior to the determination of damages.

     In July 1995, the plaintiffs filed a new Application for a Prejudgment Remedy ("July PJR Application") seeking to attach Gradco Systems' assets. The July PJR Application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The July PJR Application asserts that there is probable cause that a verdict in an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. It is Gradco's belief that damages based on applicable law would result in a significantly smaller damages award even if the motion by Gradco for judgment as a matter of law is denied. The Court has determined that it will rule on the July PJR Application only after ruling on the August 1995 motion for judgment as a matter of law.

     In November 1995, the Court ordered the plaintiffs to submit a memorandum regarding the legal theories on which they based their damages claims and for the defendants to respond. This issue is also under consideration by the Court. If Gradco's view prevails, the magnitude of damages, even should the August 1995 motion prove unavailing, will be reduced substantially from the amount sought in the July PJR Application.

     The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages sought by plaintiffs, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

     Counsel for DuBois moved on May 20, 1996 to vacate the order to bifurcate the trial in his case. The Company will respond by seeking an extension for its response to await the decision on the Hamma motion.

     There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position.



				       9
Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

				     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters.

     (a) Market Information.

     Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1994 to March 31, 1996.

Quarter Ended                   High            Low
June 30, 1994..................$ 2.50         $ 1.75
September 30, 1994.............$ 3.375        $ 2.125
December 31, 1994..............$ 4.25         $ 2.875
March 31, 1995.................$ 4.375        $ 3.125
June 30, 1995..................$ 5.25         $ 1.75
September 30, 1995.............$ 3.25         $ 1.75
December 31, 1995..............$ 3.00         $ 1.75
March 31, 1996.................$ 4.125        $ 2.25


      (b) Holders.

      The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 7, 1996 is 436.

      (c) Dividends.

     Gradco has not declared any dividends on its common stock. The present policy of Gradco's board of directors is to retain earnings to provide funds for the operation and expansion of Gradco's business.




















				      10
Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the consolidated financial statements of Gradco and the notes thereto included elsewhere herein.
					       Years Ended March 31,
				    1996     1995     1994     1993     1992
				      (In thousands, except per share amounts)
Statement of operations data:

Operating revenues:              $100,596  $82,838  $53,148  $61,227  $52,796
				 --------  -------  -------  -------  -------

Costs and expenses:
  Cost of sales                    76,657   64,290   40,629   47,929   39,503
  Other operating expenses         16,625   14,815   12,211   12,423   12,728
  Interest (income) expense, net     (226)     (55)     (32)     (19)      89
  Investment (gains) losses           (53)     205       52      -        -
  Gain on sale of subsidiary stock    -        -        -        -        (46)
  Litigation settlement               -        -        -        -     (2,500)
				 --------  -------  -------  -------  -------
				   93,003   79,255   52,860   60,333   49,774
				 --------  -------  -------  -------  -------
Earnings before income taxes,
  minority interest and
  cumulative effect on prior years
  of change in accounting policy    7,593    3,583      288      894    3,022
Income taxes                        2,748    1,331      535    1,181    2,728
Minority interest                   1,585      800     (241)     196      581
				 --------  -------  -------  -------  -------
Earnings (loss) before cumulative
  effect on prior years of change
  in accounting policy              3,260    1,452       (6)    (483)    (287)
Cumulative effect on prior years
  of change in accounting policy      -        -        -        -     (3,356)
				 --------  -------  -------  -------  -------
Net earnings (loss)              $  3,260  $ 1,452  $    (6) $  (483) $(3,643)
				 ========  =======  =======  =======  =======

Earnings (loss) per common share:

Earnings (loss) before cumulative
  effect on prior years of change
  in accounting policy           $    .42  $   .19  $   -    $  (.06) $  (.04)
Cumulative effect on prior years
  of change in accounting policy      -        -        -        -       (.43)
				 --------  -------  -------  -------  -------
Net earnings (loss)              $    .42  $   .19  $   -    $  (.06) $  (.47)
				 ========  =======  =======  =======  =======

Weighted average shares outstanding 7,796    7,784    7,784    7,784    7,784

Balance sheet data:
  Working capital                 $18,979  $16,727  $10,208  $ 8,349  $ 6,935
  Total assets                     58,015   64,383   41,796   42,988   39,295
  Long-term debt                       25       35      -       -          39
  Shareholders' equity             16,201   16,997   11,137    9,194    7,831


				      11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     Revenues for the fiscal year ended March 31, 1996 increased by $17,758,000 (21.4%) from the prior year primarily due to an increase of $17,021,000 in net sales (21.5%). Although unit sales in the copier market were flat compared to the previous year, the average unit price was higher as customers primarily purchased units with in-bin stapling. The yen was on average 3% stronger against the dollar than during the previous year, but ended fiscal 1996 significantly lower. Development engineering services revenue increased $954,000 due to increased revenues from new projects related to both copier and printer products while royalties decreased by $217,000.

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

Costs and Expenses

     Cost of sales as a percentage of net sales was 79.7%, 81.2% and 80.8% in fiscal 1996, 1995 and 1994, respectively. The improvement in the current fiscal year is primarily attributable to a change in mix of units sold toward higher margin products.

     Research and development expenses ("R&D") in fiscal 1996 totaled $3,641,000 (3.6% of revenues), compared to $2,164,000 (2.6% of revenues) in fiscal 1995 and $1,793,000 (3.4% of revenues) in fiscal 1994. The increase in fiscal 1996 R&D of $1,477,000 was due to an increase of $927,000 in costs incurred under development engineering service contracts and an increase of $550,000 in expenses on behalf of OEM customers and internal research and development.

     Selling, general and administrative expenses ("SG&A") increased by $333,000 (2.6%) in fiscal 1996 from the prior year. The increase was moderated by a currency exchange gain of approximately $1 million as the dollar strengthened against the yen during the year. SG&A increased by $2,233,000 (21.4%) in fiscal 1995 from fiscal 1994 primarily due to the unfavorable translation of SG&A at the Company's Japanese subsidiary ("GJ"), the adoption of a retirement plan for its management ($628,000) and a currency exchange loss of approximately $400,000 caused by the surge in the value of the yen versus the dollar in March 1995.

Pre-tax Earnings, Taxes, and Minority Interest

     As a result of the above factors, earnings before income taxes and minority interest were $7,593,000, $3,583,000 and $288,000 in fiscal 1996, 1995 and 1994, respectively. Income taxes and minority interest increased in fiscal 1996 and 1995 due to the increases in pre-tax earnings. The tax provisions of $2,748,000, $1,331,000 and $535,000 in fiscal 1996, 1995 and 1994, respectively, primarily comprise foreign taxes on the earnings of the Company's

				      12
Japanese subsidiary. A shift in the geographic distribution of pre-tax earnings, which began in the third quarter of fiscal 1994, has resulted in reducing the Company's consolidated effective tax rate. For further discussion regarding the tax provisions, see Note 5 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Litigation

     As previously reported, in June 1995, a jury found the Company to have liability in the lawsuit by John C. Hamma, a former employee. The Company has filed a motion to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. The Company believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent. For further information regarding this litigation, see
Note 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Effects of Inflation

     To date, the Company has not experienced significant inflationary cost increases.

Liquidity and Capital Resources

     Working capital increased to $18,979,000 at March 31, 1996 from $16,727,000 at March 31, 1995 primarily from funds generated by operations. This increase is in spite of the 24% decrease in the value of the yen against the dollar when compared to the previous year-end rate.

     Working capital increased to $16,727,000 at March 31, 1995 from $10,208,000 at March 31, 1994 primarily from funds generated by operations and the 16% increase in the value of the yen against the dollar when compared to the previous year-end rate.

     At March 31, 1996, the Company had $19,523,000 in cash and minimal long-term debt. The Company's Japanese subsidiary has a 350 million yen (approximately $3.26 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at March 31, 1996. The Company believes that its cash and credit facilities are adequate for its short and long-term needs. The Company does not have any material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data.

     Response to this Item is contained in Item 14(a).

Item 9.  Disagreements in Accounting and Financial Disclosure.

     Not applicable.







				      13
				   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present(1). Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 1996.

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

Name                                  Business Experience
- ----                                  -------------------

Martin E. Tash,             Mr. Tash has been Chairman of the Board and Chief
age 55                      Executive Officer of the Registrant since October
			    1990, and President of the Registrant since
			    October 1991.  Mr. Tash is also Chairman of the
			    Board and President of Plenum Publishing
			    Corporation, a position he has held since July
			    1977.

				      14
Harland L. Mischler,        Mr. Mischler has been Chief Financial Officer
age 64                      and a director of the Registrant since October
			    1990, and Executive Vice President of the
			    Registrant since October 1991. Mr. Mischler is a certified public accountant. Mr. Mischler served as Vice President, Controller and Treasurer of
			    Hobart Corporation from 1966 to 1981. From 1981 to 1984 he was Vice President of Finance of Bausch
			    & Lomb, Inc. At that time he purchased, with another, Applied Research Laboratories, Inc., an analytical instrument company, in a leveraged buyout from Bausch & Lomb. After such company was sold profitably in 1987, Mr. Mischler founded HLM
			    Capital Resources, Inc., a private investment and holding company of which he is President and Chairman.

Bernard Bressler,           Mr. Bressler has been Secretary and a director of
age 68                      the Registrant since October 1990 and Treasurer
			    of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C.
			    counsel to the Registrant. Mr. Bressler is also a director of Plenum Publishing Corporation.

Robert J. Stillwell,        Mr. Stillwell has been a director of the
age 60                      Registrant since October 1991. Mr. Stillwell
			    owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 20 years ago, and he owns and operates Nationwide Property Management, which handles diverse real estate investments in which he is involved. In 1985, Mr. Stillwell founded and is the principal owner of Service
			    Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.

Thomas J. Burger,           Mr. Burger has been a director of the
age 49                      Registrant since October 1993.  He is Associate
			    Senior Vice President of NEC America, Inc. (a position he has held since July 1993), and is responsible for the sale and marketing of its business telephone systems throughout the United
			    States. Prior thereto, he was President and a director of two wholly-owned subsidiaries of NEC
			    America Inc., which conducted the sales, installation and maintenance of NEC communication systems and networks throughout the Central, South and Western United States. From August 1988 to
			    December 1989 Mr. Burger was President and a director of Marcom Communications Inc. After he reorganized its telecommunication subsidiary, the subsidiary was sold to NEC America and he became an employee of NEC. In July 1987 Mr. Burger founded Astra Services Inc., a computer company providing various software development services to the communications industry. Astra Services was

				      15
			    sold profitably in 1992. From 1973 to 1987 Mr. Burger was employed in various capacities by Telecom Plus International Inc., one of the major independent interconnect companies in the U.S. He became President in 1980, a position he held until May 1987 when the company was sold to Siemens Communications.

Masakazu (Mark) Takeuchi,   Mr. Takeuchi has been President and Chief
age 59                      Executive Officer of Gradco (Japan) Ltd. since
			    1989 and a director of GJ since 1988.  He is also
			    President and a director of Gradco (USA) Inc. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990, and a director of the Registrant from March 1990 until October
			    1990.  Mr. Takeuchi was also Chairman of GJ from
			    August 1988 until December 1988.  Previously, from
			    1961, Mr. Takeuchi was employed by C. Itoh & Co.
			    Ltd. in various positions.

Akira (Tony) Shinomiya,     Mr. Shinomiya has been Chief Financial Officer
age 53                      and a director of GJ since January 1989. From
			    1987 to 1988, he served as deputy General Manager of C. Itoh Electronics Corp. and from September
			    1985 through 1986 he was Section Manager of the Electronics Division of C. Itoh & Co. Ltd. From
			    1975 to 1985 he was Vice President of C. Itoh
			    Electronics Inc. in Los Angeles, California.

Item 11.  Executive Compensation.

     (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 7, 1996 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 1996, 1995 and 1994: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 1996 required to be disclosed in column (c) below exceeded $100,000:

			  SUMMARY COMPENSATION TABLE

(a)                                   (b)            (c)(1)(2)
Name and Principal Position           Year           Salary ($)
- ---------------------------           ----           ----------

Martin E. Tash                        1996           125,000
Chairman of the Board, President      1995           125,000
and Chief Executive Officer           1994           125,000

Masakazu (Mark) Takeuchi              1996           288,752
President,                            1995           295,800
Gradco (Japan) Ltd.                   1994           261,055

Akira (Tony) Shinomiya                1996           254,580
Chief Financial Officer               1995           260,520
Gradco (Japan) Ltd.                   1994           229,418
_______________

				      16
(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of Gradco (Japan) Ltd. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at year-end exchange rates on the above table. When measured in yen, there was a 3% increase from 1994 to 1995, and a marginal increase in compensation from 1995 to 1996.
     (b) Stock Option Plans. Gradco has a 1988 Stock Option Plan providing for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan provides for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options (subject to adjustment in the event of a stock split, stock dividend, consolidation, reorganization, or comparable change in Gradco's capital structure). Gradco also has a 1982 Incentive Stock Option Plan designed to satisfy Internal Revenue Code requirements relating to "incentive stock options". The 1982 plan, which provided for the issuance of up to 550,000 shares of Gradco stock upon exercise of stock options, terminated on December 31, 1991 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options.

     The Gradco stock option plans are administered by the Stock Option Committee appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1982 Plan, the Committee's powers under such Plan will be limited to such administrative matters as may arise with regard to currently outstanding options (which cover 4,410 shares).

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





				      17
     The following table sets forth the number of unexercised options held at March 31, 1996 by each of the aforesaid named executive officers. All of such options were exercisable at that date. The exercise price in each case is equal to the closing price of the Registrant's Common Stock on NASDAQ on the date that the option was granted. The exercise price of the options held by Messrs. Takeuchi and Shinomiya was above the fair market value of the underlying shares at fiscal year end (determined as the closing price of the Registrant's Common Stock on NASDAQ on 3/31/96). Therefore, such options were not "in-the-money" at such date. The aggregate dollar value of the options held by Mr. Tash at 3/31/96 (determined as the difference between the fair market value and the exercise price of the underlying shares at that date) was $18,750.

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

     (d) Compensation of Directors.

     Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 1996 fiscal year.

     Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 1996. This amount is included in the Summary Compensation Table in Item 11(a) above.

     HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 1996.

     All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1988 Stock Option Plan. See table in Item 10(b) as to options held by Mr. Tash as of March 31, 1996. As of that date, Mr. Mischler held options for 50,000 shares, Mr. Stillwell held options for 7,500 shares, and Mr. Burger held options for 7,500 shares.

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

     (f) Compensation Committee Interlocks and Insider Participation.

     The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 1996, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

     During the fiscal year ended March 31, 1996, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Plenum Publishing Corporation ("Plenum"). Plenum has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Plenum and is the only such executive officer who also served on the Registrant's Board. Bernard Bressler (Secretary, Treasurer and a director of the Registrant) is an officer and director of Plenum, but he is not an executive officer of either entity.

     During the period since April 1, 1995 (the beginning of the Registrant's last fiscal year), there were no transactions between the Registrant and Plenum of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 7, 1996 based on 7,798,909 shares of Common Stock, no par value, outstanding as of such date.

					     Amount and Nature
		    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
- --------------      -------------------      -----------------    ----------
Common Stock,       Plenum-Tash Group           1,213,672(1)         15.5%
no par value        233 Spring Street
		    New York, NY 10013


				      19
		    Ryback Management             969,000(2)         12.4%
		      Corporation
		    7711 Carondelet Avenue
		    Box 16900
		    St. Louis, MO  63105

		    Dimensional Fund              564,249(3)          7.2%
		      Advisors, Inc.
		    1299 Ocean Avenue
		    11th Floor
		    Santa Monica, CA 90401

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

The Group beneficially holds 1,213,672 shares of Common Stock of the Registrant (including for this purpose currently exercisable options held by Mr. Tash to purchase 50,000 shares). Plenum Publishing Corporation has sole voting and dispositive power as to 913,000 shares owned solely by it, representing 11.7% of the outstanding stock, and Martin E. Tash has sole voting and dispositive power as to 80,672 shares owned solely by him (41,183 shares of which are held by a private profit sharing plan of which Mr. Tash is sole beneficiary) which, together with his currently exercisable options, represent 1.7% of the outstanding stock. Mr. Tash and his wife, Arlene S. Tash, have shared voting and dispositive power as to 170,000 shares owned jointly by them, representing 2.2% of the outstanding stock. The shares which may be acquired upon exercise of the options held by Mr. Tash have been deemed outstanding for the purpose of computing his individual percentage ownership of outstanding shares and the percentage owned by the Group as set forth in the table, but not for the purpose of computing the percentage owned by any other party. Plenum has disclaimed beneficial ownership of the shares owned by Mr. and Mrs. Tash, they have disclaimed beneficial ownership of the shares owned by Plenum, and Mrs. Tash has disclaimed beneficial ownership of the shares owned solely by Mr. Tash. The Group may be deemed to have obtained control of Gradco in October 1990 when its nominees were elected as a majority of Gradco's Board of Directors. The Group may be deemed to continue to have control due to the fact that the entire Board now consists of five persons designated as nominees at the request of the Group.

(2) As set forth in Amendment No.1 to Statement on Schedule 13G, dated January 25, 1996, Ryback Management Corporation ("Ryback"), a registered investment advisor, has sole voting and dispositive power as to 969,000 shares as of December 31, 1995. 699,000 of such shares are held by Lindner Growth Fund, a registered investment company, and 270,000 are managed by Ryback.

(3) As set forth in Amendment No. 4 to Statement on Schedule 13G, dated February 7, 1996, Dimensional Fund Advisors Inc. ("Dimensional"), a registered

				      20
investment advisor, is deemed to have beneficial ownership of 564,249 shares as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (7 persons), as of June 7, 1996.

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

		    Harland L. Mischler           131,932 (3)         1.7%
		    7900 Glades Road
		    Boca Raton, FL 33434

		    Bernard Bressler               15,000 (4)         *
		    17 State Street
		    New York, NY 10004

		    Robert J. Stillwell            14,500 (5)         *
		    1009 N. Bethlehem Pike
		    Springhouse, PA 19477

		    Thomas J. Burger                7,500 (5)         *
		    1555 West Walnut Lane
		    Irving, TX 75038

		    Masakazu (Mark) Takeuchi       18,000 (6)         *
		    Shibuya-ku, Tokyo 150 Japan

		    Akira (Tony) Shinomiya          6,000 (7)         *
		    Shibuya-ku, Tokyo 150 Japan

		    All Executive Officers      1,406,604 (8)        17.6%
		    and Directors as a Group
		    (comprising the 7
		    persons shown above)

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

(5) Includes 7,000 shares held for Mr. Stillwell in an individual retirement account, and 7,500 shares which may be acquired upon the exercise of currently exercisable options.

(6) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Takeuchi.

(7) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Shinomiya.

(8) Number of shares and percentage owned includes 139,000 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. Number of outstanding shares for purpose of computation of percentage of ownership by the group includes such shares.


Item 13.  Certain Relationships and Related Transactions

     (a) Certain Business Relationships.

     Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1996 fiscal year, the Registrant paid legal fees of $103,774 to such firm.

     (b) Indebtedness of Management.

     Messrs. Takeuchi and Shinomiya had been indebted to the Registrant in the respective approximate amounts of $243,000 and $170,000 (translated from yen at the fiscal 1995 year-end exchange rate) under non-interest bearing promissory notes delivered by them in connection with the purchase of GJ stock from the Registrant in March 1991, as previously reported in the 1991 10-K Report.
These notes were cancelled in September 1995, in accordance with their terms, since an initial public offering by GJ had not occurred as of that date. The cancellation had no effect on the Registrant's earnings, since the gain on the sale of the stock, to the extent represented by the notes, had been deferred pending their payment.



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

     10.5 Agreement between Gradco Systems, Inc., and Canon, Inc., dated as of July 1, 1988, incorporated by reference from Form 8-K for July 1, 1988, Exhibit 10.62.

     10.6 Agreement between Gradco/Dendoki Inc. and Canon Inc. dated February 25, 1983, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 19.0.

     10.7 Agreement between Gradco/Dendoki Inc. and Canon Inc. dated February 25, 1983, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 19.3.

     10.8 Agreement among Gradco, Gradco (Japan) Ltd. and Canon, Inc. dated April 1, 1991, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.12.


				      23
     10.9 Gradco 1982 Incentive Stock Option Plan, as amended, incorporated by reference from its Registration Statement on Form S-8 filed December 22, 1989, Exhibit 4.4, and amendment thereto dated July 24, 1991, incorporated by reference from Report on Form 10-Q for quarter ended June 30, 1991, Exhibit 19.1.

     10.10 Gradco 1988 Stock Option Plan, incorporated by reference from Form 8-K for July 1, 1988, Exhibit 19.3, and amendment thereto dated July 24, 1991, incorporated by reference from Report on Form 10-Q for quarter ended June 30, 1991, Exhibit 19.2.

     10.11 (i) Exclusive License Agreement among Gradco Systems, Inc., John Sudarma and George Howell, III dated February 6, 1990, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1990, Exhibit 10.72.

	    (ii) Letter Agreement dated October 19, 1992 among Gradco (USA) Inc., John Sudarma and George Howell, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit 10.14(ii).

     10.12 Amended Umbrella Agreement dated as of December 5, 1990 among Gradco, Gradco (Japan) Ltd. and Gradco (USA) Inc., incorporated by reference from Form 8-K for December 5, 1990, Exhibit 28.

     10.13 Agreement between Gradco and Gradco (Japan) Ltd. dated March 1, 1991, incorporated by reference from Form 8-K for March 1, 1991,
	    Exhibit 28.

     10.14 Letter Agreement dated March 29, 1991 between Gradco Systems, Inc. and Gradco (Japan) Ltd., incorporated by reference from Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.31.

     10.15 Lease Agreement between Venture Engineering, Inc. and Aetna Life Insurance Company, Inc. (formerly Trammell Crow Company) dated October 1, 1988 and subsequent amendments dated July 1, 1989, August 1, 1989, February 1, 1990 and March 1, 1991, incorporated herein by reference from Form 10-K for fiscal year ended March 31, 1991, Exhibit 19.3.

     10.16 Basic Agreement between Gradco (Japan) Ltd. and Ikegami Tsushinki Co. Ltd. dated as of January 1, 1996 (English translation of Japanese original) - filed herewith.

     10.17 Agreement between Gradco (Japan) Ltd. and Lexmark International, Inc. dated September 1, 1992, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit 10.22.

     10.18 Regulations of Retirement Allowance for Board of Directors and Auditors of Gradco (Japan) Ltd., adopted June 3, 1994 (English translation of Japanese original),incorporated by reference from Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.22.







				      Page 24
     10.19 Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995 - filed herewith.

	    NOTE: Confidential treatment has been requested for certain portions of this Exhibit, and these portions have been removed from this filing in the places labeled "Confidential Treatment".

     22     List of Significant Subsidiaries

	    (i)    Gradco (Japan) Ltd. (Japan)
	    (ii)   Venture Engineering, Inc. (Texas)
	    (iii)  Gradco (USA) Inc. (California)

     23     (ii)   Consent of Price Waterhouse LLP - filed herewith.

     27     Financial Data Schedule - filed herewith











































				      25
				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  June 17, 1996
			     GRADCO SYSTEMS, INC.



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


      Signature                       Title                      Date
      ---------                       -----                      ----

			     Chairman of the Board,
			     President and Chief
			     Executive Officer (Principal
/s/ Martin E. Tash           Executive Officer)              June 17, 1996
- ------------------------
Martin E. Tash

			     Executive Vice President,
			     Chief Financial Officer
			     (Principal Financial
			     and Accounting Officer)
/s/ Harland L. Mischler      and Director                    June 17, 1996
- ------------------------
Harland L. Mischler


			     Secretary, Treasurer and
/s/ Bernard Bressler         Director                        June 17, 1996
- ------------------------
Bernard Bressler


/s/ Robert J. Stillwell      Director                        June 17, 1996
- ------------------------
Robert J. Stillwell


/s/ Thomas J. Burger         Director                        June 17, 1996
- ------------------------
Thomas J. Burger

















			  ANNUAL REPORT ON FORM 10-K

			 ITEM 14(a)(1) AND (2) AND (d)

		       LIST OF FINANCIAL STATEMENTS AND
			 FINANCIAL STATEMENT SCHEDULES


		      FINANCIAL STATEMENTS AND SCHEDULES

			   YEAR ENDED MARCH 31, 1996

			     GRADCO SYSTEMS, INC.

			      LAS VEGAS, NEVADA































FORM 10-K--ITEM 14(a) (1) AND (2)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Gradco Systems, Inc. and subsidiary companies are included in Item 8:

     Consolidated Balance Sheets--
	March 31, 1996 and 1995..................................S-2
     Consolidated Statements of Operations--Years Ended
	March 31, 1996, 1995 and 1994............................S-3
     Consolidated Statements of Shareholders' Equity--
	Years Ended March 31, 1996, 1995 and 1994................S-4
     Consolidated Statements of Cash Flows--Years Ended
	March 31, 1996, 1995 and 1994............................S-5
     Notes to Consolidated Financial Statements..................S-7 to S-17
								 inclusive
The following consolidated financial statement schedule of Gradco Systems, Inc. and subsidiary companies is included in Item 14(d):
     II--Valuation and Qualifying Accounts.......................S-18

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
































		       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index to the financial statements (Item 14a) present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries (the "Company") at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Costa Mesa, California
May 31 1996





























				      S-1
			     GRADCO SYSTEMS, INC.
			 CONSOLIDATED BALANCE SHEETS
			    (Dollars in thousands)
							  March 31,
						    1996            1995
						    ----            ----
				     ASSETS
Current assets:
     Cash                                          $19,523         $12,158
     Trading securities, at fair value                -                579
     Accounts receivable, less allowance for
	   doubtful accounts of $103 and $39        20,496          27,450
     Inventories, net of valuation allowances
	   of $150 and $71                           1,940           1,375
     Deferred income taxes                             278             192
     Other current assets                            1,380           1,756
						   -------         -------
	  Total current assets                      43,617          43,510
Furniture, fixtures and equipment, net               1,708           1,772
License repurchase, net of accumulated
     amortization of $11,523 and $12,846             5,852           8,689
Excess of cost over acquired net assets, net
     of accumulated amortization of $408 and $365    1,321           1,364
Other assets                                         5,517           9,048
						   -------         -------
						   $58,015         $64,383
						   =======         =======
		   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $12,769         $14,198
     Current installments of long-term debt             12              11
     Accounts payable                                8,448          10,491
     Accrued expenses                                  709           1,168
     Income taxes payable                            2,700             915
						   -------         -------
	  Total current liabilities                 24,638          26,783
Long-term debt, excluding current installments          25              35
Non-current liabilities                                787           1,273
Deferred income taxes                                2,599           4,166
Minority interest                                   13,765          15,129
						   -------         -------
	  Total liabilities                         41,814          47,386
						   -------         -------
Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred stock, no par value; authorized
	  7,500,000 shares, none issued
     Common stock, no par value; authorized
	  30,000,000 shares, issued 7,798,909
	  and 7,783,909                             44,618          44,546
     Deficit                                       (33,210)        (36,470)
     Currency translation adjustments                4,793           8,921
						   -------         -------
	  Total shareholders' equity                16,201          16,997
						   -------         -------
						   $58,015         $64,383
						   =======         =======
	 See accompanying notes to consolidated financial statements.
				      S-2
			     GRADCO SYSTEMS, INC.
		   CONSOLIDATED STATEMENTS OF OPERATIONS
	       (Dollars in thousands, except per share amounts)


					     For the years ended March 31,
					 ------------------------------------
					   1996          1995          1994
					   ----          ----          ----
Revenues:

Net sales                                $ 96,159      $ 79,138      $ 50,257
Development engineering services            1,877           923           356
Licenses and royalties                      2,560         2,777         2,535
					 --------      --------      --------
					  100,596        82,838        53,148
					 --------      --------      --------
Costs and expenses:

Cost of sales                              76,657        64,290        40,629
Research and development                    3,641         2,164         1,793
Selling, general and administrative        12,984        12,651        10,418
					 --------      --------      --------
					   93,282        79,105        52,840
					 --------      --------      --------
Income from operations                      7,314         3,733           308

Interest expense                              (13)          (93)         (107)
Interest income                               239           148           139
Dividend income                               -               4            47
Gain (loss) on trading securities              53          (209)          (99)
					 --------      --------      --------
Earnings before income taxes
     and minority interest                  7,593         3,583           288
Income tax expense                          2,748         1,331           535
Minority interest                           1,585           800          (241)
					 --------      --------      --------
     Net earnings (loss)                 $  3,260      $  1,452      $     (6)
					 ========      ========      ========

Earnings (loss) per common share         $    .42      $    .19      $    -
					 ========      ========      ========


	See accompanying notes to consolidated financial statements.














				      S-3
			     GRADCO SYSTEMS, INC.
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			    (Dollars in thousands)




				   Common Stock
			       --------------------               Translation
				 Shares     Amount      Deficit   Adjustment
				 ------     ------      -------   ----------

Balance at March 31, 1993      7,783,909    $44,546    $(37,916)    $2,564
     Translation adjustment          -          -           -        1,949
     Net loss                        -          -            (6)       -
			       ---------    -------    --------     ------
Balance at March 31, 1994      7,783,909     44,546     (37,922)     4,513
     Translation adjustment          -          -           -        4,408
     Net earnings                    -          -         1,452        -
			       ---------    -------    --------     ------
Balance at March 31, 1995      7,783,909     44,546     (36,470)     8,921
     Issuance of shares in
       lieu of cash               15,000         72         -          -
     Translation adjustment          -          -           -       (4,128)
     Net earnings                    -          -         3,260        -
			       ---------    -------    --------     ------
Balance at March 31, 1996      7,798,909    $44,618    $(33,210)    $4,793
			       =========    =======    ========     ======

	 See accompanying notes to consolidated financial statements.





























				      S-4
			     GRADCO SYSTEMS, INC.
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Dollars in thousands)


					      For the years ended March 31,
					    ---------------------------------
					     1996         1995         1994
					     ----         ----         ----
Cash flows from operating activities:
  Net earnings (loss)                       $ 3,260      $ 1,452      $    (6)
					    -------      -------      -------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                              1,213          988        1,097
    Amortization                              2,066        1,941        1,710
    Deferred income taxes                      (947)         330          (79)
    Unrealized holding (gain) loss on
      trading securities                         (8)        (126)         134
    (Gain) loss on sale of securities           (45)         335          (35)
    Provision for losses on accounts
      receivable                                 64           18          (60)
    Loss (gain) on sale of property
      and equipment                              66           (6)          77
    Purchases of trading securities            (249)      (2,479)      (6,004)
    Proceeds from sale of trading securities    882        3,803        3,793
    Issuance of shares in lieu of cash           72          -            -
    Minority interest                         1,585          800         (241)
    Decrease (increase) in accounts
      receivable                              2,182      (11,896)       5,260
    (Increase) decrease in inventory           (609)       1,373          117
    Decrease (increase) in prepaid assets        37       (1,516)         519
    (Increase) decrease in other assets      (1,057)          19         (126)
    (Decrease) increase in accounts payable    (133)         330          565
    (Decrease) increase in accrued expenses    (387)         280         (603)
    Increase (decrease) in income taxes
      payable                                 2,135          727           37
    Increase (decrease) in other liabilities    145          600         (374)
					    -------      -------      -------
      Total adjustments                       7,012       (4,479)       5,787
					    -------      -------      -------
      Net cash provided by (used in)
	operations                           10,272       (3,027)       5,781
					    -------      -------      -------
Cash flows from investing activities:
  Acquisition of property and equipment      (1,638)      (1,023)        (730)
  Proceeds from sale of property and
    equipment                                     3           29           83
					    -------      -------      -------
    Net cash used in investing activities    (1,635)        (994)      (  647)
					    -------      -------      -------







				      S-5
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


					      For the years ended March 31,
					    ---------------------------------
					     1996         1995         1994
					     ----         ----         ----
Cash flows from financing activities:
  Net borrowings (repayments) on notes
    less than three months                    1,305       11,262       (6,188)
  Proceeds from issuance of notes in
    excess of three months                      -          1,553        3,000
  Repayment of notes in excess of
    three months                                 (9)      (3,007)      (2,197)
  Principal payments for capital lease
    obligations                                 -            -            (39)
					    -------      -------      -------
    Net cash provided by (used in)
      financing activities                    1,296        9,808       (5,424)
					    -------      -------      -------
Effect of exchange rate changes on cash      (2,568)         758          268
					    -------      -------      -------
Net increase (decrease) in cash and
  cash equivalents                            7,365        6,545          (22)
Cash and cash equivalents at beginning
  of year                                    12,158        5,613        5,635
					    -------      -------      -------
Cash and cash equivalents at end of year    $19,523      $12,158      $ 5,613
					    =======      =======      =======

Supplemental Disclosures of Cash
  Flow Information:

  Cash paid during the period for:
    Interest                                $    15      $    93      $   111
    Income taxes                              1,910          272          576



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

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Cash Equivalents

     Cash includes all highly liquid debt instruments purchased with a maturity of three months or less.

Trading Securities

     Investments in marketable securities have been classified as trading securities since they are bought and held principally for the purpose of selling them in the near term. The Company uses specific identification in determining cost in computing realized gains or losses on sale of securities. For the fiscal year ended March 31, 1996, the $53,000 gain on trading securities consisted of unrealized and realized gains of $8,000 and $45,000, respectively. For the fiscal year ended March 31, 1995, the $209,000 loss on trading securities consisted of a $126,000 unrealized holding gain and a $335,000 realized loss. For the fiscal year ended March 31, 1994, the $99,000 loss on trading securities consisted of a $134,000 unrealized holding loss and a $35,000 realized gain.

Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables. International copier manufacturers comprise a significant portion of the Company's customer base. All such trade receivables were current at March 31, 1996.





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

Revenue Recognition

     Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, and licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

Depreciation and Amortization

     Furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The license repurchase (Note 2) is carried at cost and is being amortized over 15 years, the estimated life of the patents associated with the license. The excess of cost over the net assets of acquired companies is amortized over 40 years.

Research and Development Expenses

     Research and development expenses incurred under development engineering service contracts, research and development contracts on behalf of OEM customers and internal research and development are reflected in research and development expense.

     Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1996, 1995 and 1994, respectively, were $1,603,000, $676,000 and $260,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 1996, 1995 and 1994, respectively, were $2,038,000, $1,488,000 and $1,533,000.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity. There was a foreign currency transaction gain of $1,057,000 in fiscal 1996 and a loss of $387,00 in fiscal 1995.


				      S-8
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Income Taxes

     The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in the tax law or rates.

Net Earnings Per Share

     Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,796,000 in fiscal year 1996 and 7,784,000 in fiscal years 1995 and 1994. The effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

NOTE 2--LICENSE REPURCHASE

     In 1986, the Company entered into an agreement with C. Itoh Electronics, Inc. (CIE) to terminate the exclusive Japanese license granted to CIE in 1983. The Company paid the equivalent of 1.864 billion yen ($11,500,000 in 1986-87), and is amortizing these costs over a period of 15 years. Amortization of the license repurchase amounted to $1,158,000, $1,436,000 and $1,212,000 in the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 3-- SHORT TERM BORROWING ARRANGEMENTS

     GJ has a 350 million yen (approximately $3.26 million) line of credit and its U.S. subsidiary has a $2 million line of credit with Sumitomo Bank, Limited. There were no borrowings under these lines at March 31, 1996. Notes payable at March 31, 1996 consist of $12,769,000 due to a trade creditor in ninety days.

     Information relative to short-term borrowings is as follows (in thousands):

						       Fiscal Year
					     ------------------------------
					      1996        1995        1994
					      ----        ----        ----

     Maximum amount outstanding              $1,500      $1,500      $2,197
     Average balance outstanding             $  111      $1,500      $1,581
     Weighted average interest rate
       during the period                       6.7%        5.6%        4.3%







				      S-9
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

						      March 31,
						  -----------------
						   1996       1995
						   ----       ----
						   (In Thousands)
Inventories are summarized as follows:

     Raw materials                                $  644     $  833
     Work-in-process                               1,069        210
     Finished goods                                  227        332
						  ------     ------
						  $1,940     $1,375
						  ======     ======

Furniture, fixtures and equipment, at cost, are summarized as follows:

     Office, shop and automotive equipment        $  959     $  904
     Computer equipment                              541        313
     Leasehold improvements                          118        193
     Tooling                                       4,346      4,546
						  ------     ------
						   5,964      5,956
     Less:
	  Accumulated depreciation
	    and amortization                       4,256      4,184
						  ------     ------
						  $1,708     $1,772
						  ======     ======

Other assets are summarized as follows:

     Patents                                      $2,339     $5,325
     Investments                                     894      1,124
     Cash surrender value of life insurance          984        862
     Notes receivable                                -          490
     Deposits                                        983        627
     Intangible pension asset                        220        450
     Other                                            97        170
						  ------     ------
						  $5,517     $9,048
						  ======     ======

Other non-current liabilities are
  summarized as follows:

     Accumulated benefit obligation               $  641     $  684
     Deferred gain on stock sale                     -          489
     Other                                           146        100
						  ------     ------
						  $  787     $1,273
						  ======     ======


				     S-10
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5--INCOME TAXES

     Income tax expense consists of the following (in thousands):
						       Fiscal Year
					     ------------------------------
					      1996        1995        1994
					      ----        ----        ----

     Current
	  Foreign                            $3,250      $  929      $  584
	  Federal                               218          23         -
	  State                                 227          49          29
     Deferred
	  Foreign                              (779)        330         (78)
	  Federal                              (168)        -           -
					     ------      ------      ------
     Total                                   $2,748      $1,331      $  535
					     ======      ======      ======

     The provisions for all years primarily reflect GJ income taxed in Japan.

     Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:
						       Fiscal Year
					     ------------------------------
					      1996        1995        1994
					      ----        ----        ----

     Federal statutory tax rate               35.0%       35.0%       35.0%
     Increase (decrease) in tax rate
	resulting from:
	State income taxes, less
	   federal benefit                     3.0         1.3        10.1
	Foreign tax expense                   32.5        35.1       175.7
	Net operating loss                   (34.3)      (34.3)      (35.0)
					    ------      ------      ------
     Effective income tax rate                36.2%       37.1%      185.8%
					    ======      ======      ======

     Foreign tax expense in 1994 was 175.7% of consolidated pre-tax income primarily due to the generation of pre-tax losses in the United States which could not be utilized to reduce foreign tax expense.

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








				     S-11
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5--INCOME TAXES (Continued)

						      March 31,
						  -----------------
						   1996       1995
						   ----       ----
     Deferred tax liabilities
	License repurchase                        $1,922     $2,850
	Intercompany loan revaluation                883      1,095
	Life insurance premiums                      -          198
	Tax benefits for increase in imports          87        144
	Other                                        107        138
						  ------     ------
						   2,999      4,425
						  ------     ------
     Deferred tax assets
	Retirement benefits                          219        362
	Local taxes                                  348         89
	Other                                        111        -
	Tax loss carryforwards                     9,800     10,850
	Valuation allowance                       (9,800)   (10,850)
						  ------     ------
						     678        451
						  ------     ------
     Net deferred tax liabilities                 $2,321     $3,974
						  ======     ======

     At March 31, 1996, the Company had federal net operating loss carryforwards for tax reporting purposes of $28,000,000 which will expire in 2000 through 2011 if not utilized. These net operating loss carryforwards include approximately $1,200,000 which resulted from the acquisition of subsidiaries acquired in fiscal 1988. At March 31, 1996, the Company had unused investment tax and research and development credits for income tax purposes of $320,000 which, if not utilized, will expire in 1997 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss, investment tax, and research and development credit carryforwards which can be utilized.

     The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 1996, the Company's share of such undistributed foreign earnings totaled $6,650,000. Foreign withholding taxes of approximately $665,000 would be due upon remittance of these earnings.













				     S-12
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6--EMPLOYEE BENEFITS

     The Company's 1988 Stock Option Plan has 350,000 shares authorized for issuance. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant in the case of Incentive Stock Options and at or below fair market value in the case of Non-qualified Stock Options. The Company's 1982 Incentive Stock Option Plan, as amended, had 550,000 shares authorized for issuance. The 1982 Plan terminated on December 31, 1991 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options under the 1982 Plan (4,410 at March 31, 1996). At March 31, 1996 there were 284,743 options exercisable. No options may be exercised later than 10 years from the date of grant.

     Information with respect to these plans is as follows:

				    Shares           Option Price
				    ------        ------------------

     Outstanding March 31, 1993     285,660       $3.00   -   $15.00
     Granted                          7,500        2.375
     Canceled                        (9,050)       6.75   -    15.00
				    -------
     Outstanding March 31, 1994     284,110        2.375  -     9.25
     Granted                         55,000        3.38
     Canceled                          (200)       9.25
				    -------
     Outstanding March 31, 1995     338,910        2.375  -     9.25
     Canceled                       (15,000)       9.25
				    -------
     Outstanding March 31, 1996     323,910       $2.375  -    $8.3125
				    =======

     The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plan, the Company may match employee contributions contingent upon the Company's annual earnings performance. No Company contributions were made during fiscal 1994 through 1996.

     During fiscal 1995, the Company's Japanese subsidiary adopted a retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. Currently the plan is unfunded. At March 31, 1996, the Company has recorded an intangible pension asset of $220,000 and an accumulated benefit obligation of $641,000. The amount charged to expense in fiscal 1996 and 1995 was $329,000 and $638,000, respectively.








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

     Future minimum lease payments at March 31, 1996, under noncancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

			     1997        $  465,000
			     1998           382,000
			     1999           217,000
			     2000            18,000
			     2001               -
			     Thereafter         -
					 ----------
					 $1,082,000
					 ==========

     Rent expense, net of sub-lease income, was approximately $916,000, $799,000 and $858,000 for fiscal years 1996, 1995 and 1994, respectively.

     The Company's Japanese subsidiary discounts certain of its receivables in the normal course of business. At March 31, 1996, $1,851,000 was discounted with recourse.

     In the following litigation, material claims have been asserted against the Company:

     HAMMA V. GRADCO SYSTEMS INC. ET AL., DUBOIS V. GRADCO SYSTEMS INC. ET AL. The Company and its (now former) president, Mr. Keith Stewart, have been sued in the U.S. District Court in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which were consolidated for certain pretrial purposes, primarily allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements which agreements required the payment by Gradco of royalties to each of the plaintiffs based upon sales of products subject to patents in which such persons were involved. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damages issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

     In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company and Gradco (Japan) Ltd. seeking to attach $10,000,000 of assets of each of these two defendants. This Application was dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who

				     S-14
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES--(Continued)

will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expense which would have resulted from a current hearing on the Application.

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

     In August 1995, the Company filed with the Trial Court a substituted motion for judgment as a matter of law or, in the alternative, for a new trial on substantially all counts. Plaintiffs have responded to the motion and the Company has replied. The motion is under consideration by the Court. If the Company is unsuccessful on the motion, it may seek permission from the Trial Court to appeal the verdict. An appeal is not automatically available prior to the determination of damages.

     In July 1995, the plaintiffs filed another Application for a Prejudgment Remedy ("July PJR Application") seeking to attach Gradco Systems' assets. The July PJR Application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The July PJR Application asserts that there is probable cause that a verdict in an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. It is Gradco's belief that damages based on applicable law would result in a significantly smaller damages award even if the motion by Gradco for judgment as a matter of law is denied. The Court has determined that it will rule on the July PJR Application only after ruling on the August 1995 motion for judgment as a matter of law.

	In November 1995, the Court ordered the plaintiffs to submit a memorandum regarding the legal theories on which they based their damages claims and for the defendants to respond. This issue is also under consideration by the Court. If Gradco's view prevails, the magnitude of damages, even should the August 1995 motion prove unavailing, will be reduced substantially from the amount sought in the July PJR Application.

     The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages sought by plaintiffs, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.



				     S-15
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES--(Continued)

     Counsel for DuBois moved on May 20, 1996 to vacate the order to bifurcate the trial in his case. The Company will respond by seeking an extension for its response to await the decision on the Hamma motion.

     There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position.

NOTE 8--CUSTOMER INFORMATION AND GEOGRAPHIC DATA

     The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

					     Fiscal Year
				   ------------------------------
				    1996        1995        1994
				    ----        ----        ----

     Xerox                           29%         16%         N/A
     Rank Xerox                      16%         N/A         N/A
     Mita                            13%         19%         17%
     Lanier                          11%         N/A         N/A
     Sharp                           N/A         11%         15%
     Ricoh                           N/A         N/A         23%

Geographic data follows (in thousands):

			     Domestic      Europe      Asia       Consolidated
			     --------      ------      ----       ------------
March 31, 1996
- --------------
     Net sales               $62,194       $ -        $33,965       $96,159
     Net earnings              1,296           5        1,959         3,260
     Assets                    2,805          67       55,143        58,015

March 31, 1995
- --------------
     Net sales               $34,967       $ -        $44,171       $79,138
     Net earnings                377           2        1,073         1,452
     Assets                    3,181          82       61,120        64,383

March 31, 1994
- --------------
     Net sales               $10,372       $ -        $39,885       $50,257
     Net earnings (loss)      (1,679)        (14)       1,687            (6)
     Assets                    3,151          38       38,607        41,796

     For the years ended March 31, 1996, 1995 and 1994 export sales were $16,279,000, $8,426,000 and $645,000, respectively, consisting principally of sales to Europe and Canada.


				     S-16
			     GRADCO SYSTEMS, INC.
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9--INTERIM FINANCIAL RESULTS (Unaudited)

						   Quarter
			      -------------------------------------------------
				First     Second    Third     Fourth     Year
				-----     ------    -----     ------     ----
			     (In thousands of dollars,except per share amounts)
1996
- ----
Net sales                      $24,505   $23,955   $24,389   $23,310   $96,159
Gross margin                     4,859     4,850     5,318     4,475    19,502
Earnings before income taxes     1,227     1,905     2,028     2,433     7,593
Net earnings                       301       819       908     1,232     3,260
Net earnings per common share  $   .04   $   .10   $   .12   $   .16   $   .42

1995
- ----
Net sales                      $14,620   $19,742   $21,063   $23,713   $79,138
Gross margin                     2,704     3,743     4,112     4,289    14,848
Earnings before income taxes       305       914     1,283     1,081     3,583
Net earnings                        48       390       466       548     1,452
Net earnings per common share  $   .01   $   .05   $   .06   $   .07   $   .19


































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

Year ended March 31, 1996:
- --------------------------
     Allowance for doubtful
	accounts               $ 39,000     $ 64,000     $    -       $103,000
     Inventory valuation
	allowance              $ 71,000     $239,000     $160,000     $150,000























				      S-18