Form 10-K/A
period 1996-03-31
GRADCO SYSTEMS INC
filed 1996-07-30
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

         AMENDMENT NO.1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                               Yes   X            No
                                                  -------           -------
Cover page (cont'd)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               -------

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 7, 1996) was $27,749,546.

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





                                       5
     GJ Production and Assembly

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea. Effective August 17, 1995, GJ entered into a three year nonexclusive, extendible contract for production of a new copier product at a contract manufacturing facility in Canada. Manufacturing is expected to commence at this facility at the end of calendar 1996. Under this contract GJ will purchase product at competitive arms-length, negotiated prices subject to annual adjustment. The manufacturer will also provide certain production design and engineering services in connection with the product as well as certain warranties.

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

The Group beneficially holds 1,213,672 shares of Common Stock of the Registrant (including for this purpose currently exercisable options held by Mr. Tash to purchase 50,000 shares). Plenum Publishing Corporation has sole voting and dispositive power as to 913,000 shares owned solely by it, representing 11.7% of the outstanding stock, and Martin E. Tash has sole voting and dispositive power as to 80,672 shares owned solely by him (41,183 shares of which are held by a private profit sharing plan of which Mr. Tash is sole beneficiary) which, together with his currently exercisable options, represent 1.7% of the outstanding stock. Mr. Tash and his wife, Arlene S. Tash, have shared voting and dispositive power as to 170,000 shares owned jointly by them, representing 2.2% of the outstanding stock. The shares which may be acquired upon exercise of the options held by Mr. Tash have been deemed outstanding for the purpose of

                                       8
computing his individual percentage ownership of outstanding shares and the percentage owned by the Group as set forth in the table, but not for the purpose of computing the percentage owned by any other party. Plenum has disclaimed beneficial ownership of the shares owned by Mr. and Mrs. Tash, they have disclaimed beneficial ownership of the shares owned by Plenum, and Mrs. Tash has disclaimed beneficial ownership of the shares owned solely by Mr. Tash. The Group may be deemed to have obtained control of Gradco in October 1990 when its nominees were elected as a majority of Gradco's Board of Directors. The Group may be deemed to continue to have control due to the fact that the entire Board now consists of five persons designated as nominees at the request of the Group.

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

                                             Amount and Nature
                    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
- --------------      -------------------      -----------------    ----------
Common Stock,       Martin E. Tash              1,213,672 (2)        15.5%
no par value        233 Spring Street
                    New York, NY 10013

                    Harland L. Mischler           131,932 (3)         1.7%
                    7900 Glades Road
                    Boca Raton, FL 33434

                    Bernard Bressler               15,000 (4)         *
                    17 State Street
                    New York, NY 10004

                    Robert J. Stillwell            16,500 (5)         *
                    1009 N. Bethlehem Pike
                    Springhouse, PA 19477

                    Thomas J. Burger                7,500 (6)         *
                    1555 West Walnut Lane
                    Irving, TX 75038
                                       9
                    Masakazu (Mark) Takeuchi       18,000 (7)         *
                    Shibuya-ku, Tokyo 150 Japan

                    Akira (Tony) Shinomiya          6,000 (8)         *
                    Shibuya-ku, Tokyo 150 Japan

                    All Executive Officers      1,408,604 (9)        17.7%
                    and Directors as a Group
                    (comprising the 7
                    persons shown above)

* Less than 1%
_______________
(1) In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note (9).

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

(5) Includes 9,000 shares held for Mr. Stillwell in an individual retirement account, and 7,500 shares which may be acquired upon the exercise of currently exercisable options.

(6) Represents shares which may be acquired upon the exercise of currently exercisable options.

(7) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Takeuchi.

(8) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options held by Mr. Shinomiya.

(9) Number of shares and percentage owned includes 139,000 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. Number of outstanding shares for purpose of computation of percentage of ownership by the group includes such shares.



                                      10
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  July 30, 1996
                             GRADCO SYSTEMS, INC.
                             --------------------
                             Registrant



                             By:  /s/ Bernard Bressler
                                  ------------------------------------
                                  Bernard Bressler
                                  Secretary and Treasurer