Form 10-Q
period 1996-06-30
GRADCO SYSTEMS INC
filed 1996-07-31
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 1996 Commission file number 0-12829

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

                                                  Number of Shares Outstanding
        Class                                           at June 30, 1996
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 1996 and March 31, 1996                   3

     Consolidated Statements of Operations
        for the Three Months Ended
        June 30, 1996 and June 30, 1995                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 1996 and June 30, 1995                      5-6

     Notes to Unaudited Consolidated Financial Statements    7-10

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition        11-12

Part II.  Other Information                                   13
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    1996            1996
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $19,474         $19,523
     Accounts receivable, net                       23,129          20,496
     Inventories                                     1,553           1,940
	Deferred income taxes						-               278
     Other current assets                            2,052           1,380
                                                   -------         -------
          Total current assets                      46,208          43,617
Furniture, fixtures and equipment, net               1,696           1,708
License repurchase                                   5,439           5,852
Excess of cost over acquired net assets              1,310           1,321
Other assets                                         5,213           5,517
                                                   -------         -------
                                                   $59,866         $58,015
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $16,819         $12,769
     Current installments of long-term debt             12              12
     Accounts payable                                8,004           8,448
     Accrued expenses                                1,011             709
     Income taxes payable                              603           2,700
     Deferred income taxes                              10             -
                                                   -------         -------
          Total current liabilities                 26,459          24,638
Long-term debt, excluding current installments          22              25
Non-current liabilities                                814             787
Deferred income taxes                                2,466           2,599
Minority interest                                   14,687          13,765
                                                   -------         -------
          Total liabilities                         44,448          41,814
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, issued 7,798,909       44,618          44,618
     Deficit                                       (32,418)        (33,210)
     Currency translation adjustments                3,218           4,793
                                                   -------         -------
                                                    15,418          16,201
                                                   -------         -------
                                                   $59,866         $58,015
                                                   =======         =======


         See accompanying notes to consolidated financial statements.




                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1996        1995
                                             ----------  ----------
Revenues:

Net sales                                     $25,546     $24,505
Development engineering services                  272         147
Licenses and royalties                            564         571
                                              -------     -------
                                               26,382      25,223
                                              -------     -------
Costs and expenses:

Cost of sales                                  20,543      19,646
Research and development                          994         541
Selling, general and administrative             3,168       3,886
                                              -------     -------
                                               24,705      24,073
                                              -------     -------
Income from operations                          1,677       1,150

Interest expense                                   (1)         (9)
Interest income                                    40          55
Gain on trading securities                        -            31
                                              -------     -------
Earnings before income taxes
     and minority interest                      1,716       1,227
Income tax expense                                673         574
Minority interest                                 251         352
                                              -------     -------
Net earnings                                  $   792     $   301
                                              =======     =======


Earnings per common share                     $  0.10     $   .04
                                              =======     =======


Weighted average shares
     outstanding (000's)                        7,799       7,786


          See accompanying notes to consolidated financial statements.








                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1996          1995
                                                     --------      --------
Cash flows from operating activities:
Net income                                           $   792       $   301
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     289           328
        Amortization                                     426           627
        Deferred income taxes                            308          (120)
        Unrealized holding gain on trading securities    -             (31)
        Provision for losses on accounts receivable        9            11
        Gain on sale of property and equipment            (2)          -
        Purchases of trading securities                  -            (249)
        Issuance of shares in lieu of cash               -              72
        Minority interest                                251           352
        (Increase) decrease in accounts receivable    (3,099)        1,361
        Decrease (increase) in inventory                 386          (769)
        (Increase) decrease in prepaid assets           (715)          353
        (Increase) decrease in other assets             (195)          315
        (Decrease) increase in accounts payable         (275)           30
        Increase (decrease) in accrued expenses          313          (638)
        Decrease in income taxes payable              (2,089)          (34)
        Increase in other liabilities                     42            83
                                                     -------       -------
          Total adjustments                           (4,351)        1,691
                                                     -------       -------
          Net cash (used in) provided by operations   (3,559)        1,992
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                   (303)       (1,219)
Proceeds from sale of property and equipment               4           -
                                                     -------       -------
          Net cash used in investing activities         (299)       (1,219)
                                                     -------       -------















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1996          1995
                                                     --------      --------
Cash flows from financing activities:
Net borrowings on notes less than three months         4,424         2,422
Repayment of notes in excess of three months              (3)           (2)
Dividend to minority shareholders                       (231)          -
                                                     -------       -------
         Net cash provided by financing activities     4,190         2,420
                                                     -------       -------
         Effect of exchange rate changes on cash        (381)          170
                                                     -------       -------
Net (decrease) increase in cash
   and cash equivalents                                  (49)        3,363
Cash and cash equivalents at beginning of period      19,523        12,158
                                                     -------       -------
Cash and cash equivalents at end of period           $19,474       $15,521
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $    1          $ 10
Income taxes                                           2,462           712



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              1996        1996
                                            ---------   ---------
Raw materials                                $  623      $  644
Work-in-process                                 747       1,069
Finished goods                                  183         227
                                             ------      ------
                                             $1,553      $1,940
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 350 million yen (approximately $3.2 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At June 30, 1996, there were no borrowings on these lines. The balance of $16,819,000 in notes payable reflects amounts due to trade creditors in ninety days.









                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1997 in the countries where the Company operates applied to results of the quarter. The Company has given no benefit to loss carryforwards available for U.S. tax purposes as recent loss experience from U.S. operations does not support realization of such benefits.

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 in the three months ended June 30, 1996 and 7,786,000 in the three months ended June 30, 1995. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

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

The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

Counsel for DuBois moved on May 20, 1996 to vacate the order to bifurcate the trial in his case. The Company has moved for an extension for its response to await the decision on the motion for judgment as a matter of law in the Hamma case. DuBois has opposed this extension.




                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

















































                                      -10-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 increased $1,159,000 from the amount in the prior year's first quarter principally from an increase in net sales. Although unit sales in the copier market were only 2% higher, unit sales in the printer market also rose and the Company's Venture Engineering subsidiary showed a gain of $1.8 million in net sales in its contract manufacturing business. These increases were offset, however, by a lower average sales price caused by a 27% decrease in the value of the yen against the dollar when compared to the same period in the previous year.

Cost of sales as a percentage of net sales increased to 80.4% from 80.2% for the three months ended June 30, 1996 and June 30, 1995, respectively.

Research and development expenses ("R&D") in the current quarter totaled $994,000, 3.8% of revenues, compared to $541,000, 2.1% of revenues, in the prior year's comparable period. The increase is largely attributable to several new printer and copier projects and to costs incurred in transitioning new product production to a contract manufacturer in Canada.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,168,000, 12.0% of revenues, compared to $3,886,000, 15.4% of revenues, in the prior year's comparable period, a decrease of $718,000. Approximately $600,000 of this decrease is due to the favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen and $350,000 is due to decreased legal fees associated with the Hamma lawsuit, which was tried in June 1995. These decreases were partially moderated by normal increases at the other subsidiaries.

The results for the current quarter have no gain or loss on trading securities as compared to a gain of $31,000 in the prior year's comparable period.

As a result of the above factors, earnings before income taxes and minority interest increased to $1,716,000 in the current quarter from $1,227,000 in the first quarter of fiscal 1996.

Minority interest decreased because a lower portion of the consolidated net income was earned by GJ and its subsidiaries in the current quarter than in the first quarter of fiscal 1996.















                                      -11-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Working capital increased to $19,749,000 at June 30, 1996 from $18,979,000 at March 31, 1996. At June 30, 1996, the Company had $19,474,000 in cash and minimal long-term debt. GJ has a 350 million yen (approximately $3.2 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at June 30, 1996.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 1996, there were no material commitments for capital expenditures.

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






























                                      -12-
                                   PART II
                              OTHER INFORMATION

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

































                                      -13-
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  July 31, 1996        HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -14-