Form 10-Q
period 1996-09-30
GRADCO SYSTEMS INC
filed 1996-11-08
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 1996 Commission file number 0-12829

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

                                                  Number of Shares Outstanding
        Class                                         at September 30, 1996
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 1996 and March 31, 1996              3

     Consolidated Statements of Operations
        for the Three and Six Months Ended
        September 30, 1996 and September 30, 1995             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 1996 and September 30, 1995             5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         11-12

Part II.  Other Information                                   13
































                                      -2-
                              GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September, 30     March 31,
                                                    1996            1996
                                                -------------   ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $20,654         $19,523
     Accounts receivable, net                       24,127          20,496
     Inventories                                     1,120           1,940
	Deferred income taxes						-               278
     Other current assets                            1,882           1,380
                                                   -------         -------
          Total current assets                      47,783          43,617
Furniture, fixtures and equipment, net               1,734           1,708
License repurchase                                   5,080           5,852
Excess of cost over acquired net assets              1,299           1,321
Other assets                                         5,772           5,517
                                                   -------         -------
                                                   $61,668         $58,015
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $15,857         $12,769
     Current installments of long-term debt             12              12
     Accounts payable                                9,848           8,448
     Accrued expenses                                1,404             709
     Income taxes payable                              812           2,700
     Deferred income taxes                              15             -
                                                   -------         -------
          Total current liabilities                 27,948          24,638
Long-term debt, excluding current installments          19              25
Non-current liabilities                                870             787
Deferred income taxes                                2,326           2,599
Minority interest                                   14,744          13,765
                                                   -------         -------
          Total liabilities                         45,907          41,814
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, issued 7,798,909       44,618          44,618
     Deficit                                       (31,868)        (33,210)
     Currency translation adjustments                3,011           4,793
                                                   -------         -------
                                                    15,761          16,201
                                                   -------         -------
                                                   $61,668         $58,015
                                                   =======         =======


         See accompanying notes to consolidated financial statements.




                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     1996       1995         1996       1995
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $25,601    $23,955      $51,147    $48,460
Development engineering services        237        205          509        352
Licenses and royalties                  667        672        1,231      1,243
                                    -------    -------      -------    -------
                                     26,505     24,832       52,887     50,055
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        20,982     19,105       41,525     38,751
Research and development                898        717        1,892      1,258
Selling, general and administrative   3,372      3,196        6,540      7,082
                                    -------    -------      -------    -------
                                     25,252     23,018       49,957     47,091
                                    -------    -------      -------    -------
Income from operations                1,253      1,814        2,930      2,964

Interest expense                         (1)        (1)          (2)       (10)
Interest income                          49         70           89        125
Gain (loss) on trading securities       -           22          -           53
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            1,301      1,905        3,017      3,132
Income tax expense                      547        738        1,220      1,312
Minority interest                       204        348          455        700
                                    -------    -------      -------    -------
     Net earnings                   $   550    $   819      $ 1,342    $ 1,120
                                    =======    =======      =======    =======

Earnings per common share           $  0.07    $  0.10      $  0.17    $  0.14
                                    =======    =======      =======    =======

Weighted average shares
     outstanding (000's)              7,799      7,799        7,799      7,793


         See accompanying notes to consolidated financial statements.










                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1996          1995
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 1,342       $ 1,120
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      588           663
        Amortization                                      844         1,159
        Deferred income taxes                             136          (219)
        Unrealized holding gain on trading securities     -              (8)
        Gain on sale of securities                        -             (45)
        Provision for losses on accounts receivable       302            23
        Purchases of trading securities                   -            (249)
        Proceeds from sale of trading securities          -             882
        Issuance of shares in lieu of cash                -              72
        Minority interest                                 455           700
        (Increase) decrease in accounts receivable     (4,763)        1,265
        Decrease (increase) in inventory                  810        (1,287)
        (Increase) decrease in prepaid assets            (566)          186
        Increase in other assets                         (977)         (246)
        Increase (decrease) in accounts payable         1,733        (2,096)
        Increase (decrease) in accrued expenses           707          (542)
        (Decrease) increase in income taxes payable    (1,837)          506
        Increase in other liabilities                     110           126
                                                      -------       -------
          Total adjustments                            (2,458)          890
                                                      -------       -------
          Net cash (used in) provided by operations    (1,116)        2,010
                                                      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                    (654)       (1,402)
Proceeds from sale of property and equipment                4             2
                                                      -------       -------
          Net cash used in investing activities          (650)       (1,400)
                                                      -------       -------














                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1996          1995
                                                     ---------     ---------
Cash flows from financing activities:
Net borrowings on notes less than
   three months                                         3,659         1,461
Repayment of notes in excess of
   three months                                            (5)           (4)
Dividend to minority shareholders                        (231)          -
                                                      -------       -------
          Net cash provided by financing activities     3,423         1,457
                                                      -------       -------
          Effect of exchange rate changes on cash        (526)       (1,227)
                                                      -------       -------
Net increase in cash and cash equivalents               1,131           840
Cash and cash equivalents at beginning of period       19,523        12,158
                                                      -------       -------
Cash and cash equivalents at end of period            $20,654       $12,998
                                                      =======       =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    2        $   12
Income taxes                                            2,922         1,052



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three and six months ended September 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              1996        1996
                                            ---------   ---------
Raw materials                                $  487      $  644
Work-in-process                                 240       1,069
Finished goods                                  393         227
                                             ------      ------
                                             $1,120      $1,940
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 350 million yen (approximately $3.1 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At September 30, 1996, there were no borrowings on these lines. The balance of $15,857,000 in notes payable reflects amounts due to trade creditors in ninety days.









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

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 in both the three and six months ended September 30, 1996, and 7,799,000 and 7,793,000 in the three and six months ended September 30, 1995. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

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

















































                                      -10-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 1996 increased $1,673,000 and $2,832,000, respectively, from the comparable prior year periods principally as a result of increases in net sales. Although unit sales in the copier market were only 1% higher for the quarter and the yen decreased by 16% against the dollar, there was a change in mix of units sold in favor of higher price products. In the six-month period, unit sales in the copier market were only 2% higher and the yen decreased by 12% against the dollar, but the Company's Venture Engineering subsidiary showed an increase of $2.3 million in net sales (primarily in the first quarter) in its contract manufacturing business.

Cost of sales as a percentage of net sales increased to 82.0% from 79.8% for the three months ended September 30, 1996 and 1995, respectively, and increased to 81.2% from 80.0% for the six-month periods then ended. These increases are attributable to volume discounts earned by certain customers.

Research and development expenses ("R&D") in the current quarter totaled $898,000, 3.4% of revenues, compared to $717,000, 2.9% of revenues, in the prior year's comparable period. For the six months ended September 30, 1996 and 1995, R&D totaled $1,892,000, 3.6% of revenues, and $1,258,000, 2.5% of revenues, respectively. The increases are largely attributable to several new printer and copier projects and to costs incurred in transitioning new product production to a contract manufacturer in Canada.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,372,000, 12.7% of revenues, compared to $3,196,000, 12.9% of revenues, in the prior year's comparable period, an increase of $176,000. This increase was attributable to a writeoff of $284,000 for a loan made to a prospective business partner, as well as to general increases at the operating subsidiary level, partially mitigated by approximately $300,000 of favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen. For the six months ended September 30, 1996 and 1995, SG&A totaled $6,540,000, 12.4% of revenues and $7,082,000, 14.1% of revenues, respectively, a decrease of $542,000. The favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $900,000 in SG&A and a reduction of legal fees associated with the Hamma lawsuit, which was tried in June 1995, accounted for a decrease of $500,000. These decreases were offset by the loan writeoff noted above, lower foreign currency translation gains and general increases at the operating subsidiary level.

The results for the current quarter and six-months ended September 30, 1996 have no gain or loss on trading securities as compared to gains of $22,000 and $53,000, respectively, in the prior year's comparable periods.

As a result of the above factors, earnings before income taxes and minority interest decreased from $1,905,000 in the second quarter ended September 30, 1995 to $1,301,000 in the current quarter and from $3,132,000 in the six months ended September 30, 1995 to $3,017,000 in the current six-month period.

Minority interest decreased because a lower portion of the consolidated net income was earned by GJ and its subsidiaries in the current quarter and six months than in the comparable periods in fiscal 1996.

                                      -11-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Working capital increased to $19,835,000 at September 30, 1996 from $18,979,000 at March 31, 1996. At September 30, 1996, the Company had $20,654,000 in cash and minimal long-term debt. GJ has a 350 million yen (approximately $3.1 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at September 30, 1996.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 1996, there were no material commitments for capital expenditures.

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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on September 6, 1996.

          (b) The sole purpose of the meeting was the election of five directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 1997). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell and Martin E. Tash.

          (c) The votes cast for, and withheld from, each of the nominees (out of the 7,798,909 shares of Common Stock outstanding and entitled to vote as of the record date of July 26, 1996) are set forth below. There were no broker non-votes.

          Nominees                     FOR               WITHHELD
          --------                     ---               --------
          Bernard Bressler             6,664,196         2,600
          Thomas J. Burger             6,664,496         2,300
          Harland L. Mischler          6,664,696         2,100
          Robert J. Stillwell          6,664,496         2,300
          Martin E. Tash               6,664,786         2,010

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 8, 1996     HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -14-