Form 10-Q
period 1996-12-31
GRADCO SYSTEMS INC
filed 1997-02-12
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended December 31, 1996 Commission file number 0-12829

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

                                                  Number of Shares Outstanding
        Class                                         at December 31, 1996
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,798,909















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at December 31, 1996 and March 31, 1996               3

     Consolidated Statements of Operations
        for the Three and Nine Months Ended
        December 31, 1996 and December 31, 1995               4

     Consolidated Statements of Cash Flows
        for the Nine Months Ended
        December 31, 1996 and December 31, 1995               5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         11-12

Part II.  Other Information                                   13
































                                      -2-
                              GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                December, 31      March 31,
                                                    1996            1996
                                                -------------   ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $23,588         $19,523
     Accounts receivable, net                       20,135          20,496
     Inventories                                     1,101           1,940
	Deferred income taxes						-               278
     Other current assets                            1,909           1,380
                                                   -------         -------
          Total current assets                      46,733          43,617
Furniture, fixtures and equipment, net               1,710           1,708
License repurchase                                   4,615           5,852
Excess of cost over acquired net assets              1,288           1,321
Other assets                                         6,230           5,517
                                                   -------         -------
                                                   $60,576         $58,015
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $17,497         $12,769
     Current installments of long-term debt             14              12
     Accounts payable                                6,673           8,448
     Accrued expenses                                1,718             709
     Income taxes payable                            1,375           2,700
     Deferred income taxes                              18             -
                                                   -------         -------
          Total current liabilities                 27,295          24,638
Long-term debt, excluding current installments          16              25
Non-current liabilities                                892             787
Deferred income taxes                                2,123           2,599
Minority interest                                   14,514          13,765
                                                   -------         -------
          Total liabilities                         44,840          41,814
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, issued 7,798,909       44,618          44,618
     Deficit                                       (31,243)        (33,210)
     Currency translation adjustments                2,361           4,793
                                                   -------         -------
                                                    15,736          16,201
                                                   -------         -------
                                                   $60,576         $58,015
                                                   =======         =======


         See accompanying notes to consolidated financial statements.




                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                   --------------------    --------------------
                                    Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
                                      1996       1995         1996       1995
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $21,950    $24,389      $73,097    $72,849
Development engineering services        295      1,151          804      1,503
Licenses and royalties                  938        604        2,169      1,847
                                    -------    -------      -------    -------
                                     23,183     26,144       76,070     76,199
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        17,769     19,071       59,294     57,822
Research and development                892      1,735        2,784      2,993
Selling, general and administrative   3,184      3,351        9,724     10,433
                                    -------    -------      -------    -------
                                     21,845     24,157       71,802     71,248
                                    -------    -------      -------    -------
Income from operations                1,338      1,987        4,268      4,951

Interest expense                         (1)        (1)          (3)       (11)
Interest income                          45         42          134        167
Gain on trading securities              -          -            -           53
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            1,382      2,028        4,399      5,160
Income tax expense                      528        705        1,748      2,017
Minority interest                       229        415          684      1,115
                                    -------    -------      -------    -------
     Net earnings                   $   625    $   908      $ 1,967    $ 2,028
                                    =======    =======      =======    =======

Earnings per common share           $  0.08    $  0.12      $  0.25    $  0.26
                                    =======    =======      =======    =======

Weighted average shares
     outstanding (000's)              7,799      7,799        7,799      7,795


         See accompanying notes to consolidated financial statements.










                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                        1996          1995
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 1,967       $ 2,028
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      913           934
        Amortization                                    1,237         1,628
        Deferred income taxes                              53          (438)
        Unrealized holding gain on trading securities     -              (8)
        Gain on sale of securities                        -             (45)
        Provision for losses on accounts receivable       302            34
        Gain on sale of property and equipment             (6)          -
        Purchases of trading securities                   -            (249)
        Proceeds from sale of trading securities          -             882
        Issuance of shares in lieu of cash                -              72
        Minority interest                                 684         1,115
        Increase in accounts receivable                (1,271)         (322)
        Decrease (increase) in inventory                  828          (994)
        Increase in prepaid assets                       (675)          (97)
        Increase in other assets                       (2,080)         (943)
        Decrease in accounts payable                   (1,273)         (298)
        Increase (decrease) in accrued expenses         1,034           (72)
        (Decrease) increase in income taxes payable    (1,203)        1,418
        Increase in other liabilities                     194           392
                                                      -------       -------
          Total adjustments                            (1,263)        3,009
                                                      -------       -------
          Net cash provided by operations                 704         5,037
                                                      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                    (993)       (1,565)
Proceeds from sale of property and equipment               10             2
                                                      -------       -------
          Net cash used in investing activities          (983)       (1,563)
                                                      -------       -------













                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 30,
                                                        1996          1995
                                                     ---------     ---------
Cash flows from financing activities:
Net borrowings on notes less than
   three months                                         5,985         1,705
Repayment of notes in excess of
   three months                                            (7)           (7)
Dividend to minority shareholders                        (231)          -
                                                      -------       -------
          Net cash provided by financing activities     5,747         1,698
                                                      -------       -------
          Effect of exchange rate changes on cash      (1,403)       (2,014)
                                                      -------       -------
Net increase in cash and cash equivalents               4,065         3,158
Cash and cash equivalents at beginning of period       19,523        12,158
                                                      -------       -------
Cash and cash equivalents at end of period            $23,588       $15,316
                                                      =======       =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    3        $   13
Income taxes                                            2,898         1,273



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

Effective April 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets. The adoption had no material impact on the Company's consolidated financial statements. The Financial Standards Board has also issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. The statement also allows companies to continue to use the intrinsic value-based approach, supplemented by footnote disclosure of the pro forma net income and earnings per share of the fair value-based approach. The Company does not anticipate that the adoption of SFAS 123 will have a material affect on the Company's consolidated financial statements.

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1996 and the results of operations and cash flows for the three and nine months ended December 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             Dec. 31,   March 31,
                                              1996        1996
                                            ---------   ---------
Raw materials                                $  489      $  644
Work-in-process                                 393       1,069
Finished goods                                  219         227
                                             ------      ------
                                             $1,101      $1,940
                                             ======      ======





                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd. ("GJ"), the Company's Japanese subsidiary, has a 350 million yen (approximately $3 million) credit line with Sumitomo Bank, Limited and GJ's U.S. subsidiary has a $2 million credit line with the same bank. At December 31, 1996, there were no borrowings on these lines. The balance of $17,497,000 in notes payable reflects amounts due to trade creditors in ninety days.

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

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 in both the three and nine months ended December 31, 1996, and 7,799,000 and 7,795,000 in the three and nine months ended December 31, 1995. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

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



                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

The Company is presently unable to determine the amount of such damages which is likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could only be settled from assets of Gradco Systems, Inc. (which consist primarily of its investment in GJ). An award of damages of the magnitude sought by the plaintiffs could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

Counsel for DuBois moved on May 20, 1996 to vacate the order to bifurcate the trial in his case. The Company has moved for an extension for its response to await the decision on the motion for judgment as a matter of law in the Hamma case. DuBois has opposed this extension.

There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.


































                                      -10-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1996 decreased $2,961,000 and $129,000, respectively, from the comparable prior year periods. The decrease in the current quarter was principally as a result of a decrease in net sales of $2,439,000. Sales denominated in yen were $1.9 million lower as the yen decreased by 11% against the dollar and the Company's Venture Engineering subsidiary showed a decrease of $930,000 in net sales in its contract manufacturing business. Unit sales in the copier market were 4% higher, but unit sales in the printer market were down. Net sales for the nine-month period increased $248,000. Unit sales in the copier market were 2% higher and Venture Engineering showed an increase of $1,422,000 in net sales in its contract manufacturing business. However, the yen decreased by 14% against the dollar causing a decrease in yen-denominated sales of $10.6 million. Revenue from development engineering services decreased by $856,000 and $699,000 in the three and nine-month periods, respectively, as copier projects partially funded by customers in the prior year were completed.

Cost of sales as a percentage of net sales increased to 81.0% from 78.2% for the three months ended December 31, 1996 and 1995, respectively, and increased to 81.1% from 79.4% for the nine-month periods then ended. These increases are attributable to volume discounts earned by certain customers.

Research and development expenses ("R&D") in the current quarter totaled $892,000, 3.8% of revenues, compared to $1,735,000, 6.6% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1996 and 1995, R&D totaled $2,784,000, 3.7% of revenues, and $2,993,000, 3.9% of revenues, respectively. The decrease in the three-month period is directly attributable to the decrease in customer funded projects previously mentioned; the decrease in the nine-month period is less than the decrease in related revenue due to costs incurred in the current period in transitioning new product production to a contract manufacturer in Canada which are being borne by the Company.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,184,000, 13.7% of revenues, compared to $3,351,000, 12.8% of revenues, in the prior year's comparable period, a decrease of $167,000. The decrease is primarily attributable to favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen, offset by a decline of $270,000 in foreign currency translation gains in the current quarter. For the nine months ended December 31, 1996 and 1995, SG&A totaled $9,724,000, 12.8% of revenues and $10,433,000, 13.7% of revenues, respectively, a decrease of $709,000. The favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $1,100,000 in SG&A and a reduction of legal fees associated with the Hamma lawsuit, which was tried in June 1995, accounted for a decrease of $600,000. These decreases were offset by a writeoff of $284,000 in the second quarter of an interim loan made to a prospective business partner when that company failed to obtain permanent financing, $460,000 less in foreign currency translation gains and general increases at the operating subsidiary level.






                                      -11-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION

The results for the current quarter and nine months ended December 31, 1996 have no gain or loss on trading securities as compared to a gain of $53,000 in the prior year's comparable period.

As a result of the above factors, earnings before income taxes and minority interest decreased from $2,028,000 in the quarter ended December 31, 1995 to $1,382,000 in the current quarter and from $5,160,000 in the nine months ended December 31, 1995 to $4,399,000 in the current nine-month period.

Minority interest decreased because a lower portion of the consolidated net income was earned by GJ and its subsidiaries in the current quarter and nine months than in the comparable periods in fiscal 1996.


FINANCIAL CONDITION

Working capital increased to $19,438,000 at December 31, 1996 from $18,979,000 at March 31, 1996. At December 31, 1996, the Company had $23,588,000 in cash, an increase of $4,065,000 from March 31, 1996, and minimal long-term debt. Major sources of funds were net income of $2.0 million and non-cash provisions of $2.1 million for depreciation and amortization. GJ has a 350 million yen (approximately $3 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at December 31, 1996.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1996, there were no material commitments for capital expenditures.

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

The lawsuit by R. Clark DuBois, a former employee, has not yet been tried. Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its results of operations or liquidity.










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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  February 12, 1997    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -14-