Form 10-K
period 1997-03-31
GRADCO SYSTEMS INC
filed 1997-06-23
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -------
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -------
              SECURITIES EXCHANGE ACT OF  1934 [NO FEE REQUIRED]

             For the transition period from _______  to  _______

                       Commission file number 0-12829

                            GRADCO SYSTEMS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Nevada                                     95-3342977
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    3753 Howard Hughes Pkwy, Ste 200,
           Las Vegas, Nevada                                  89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (702) 892-3714

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
                 None                                   None
-------------------------------------    --------------------------------------
-------------------------------------    --------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No par value
-------------------------------------------------------------------------------
                               (Title of Class )

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
                                               Yes   X            No
                                                  -------           -------
Cover page (cont'd)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               -------

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 6, 1997) was $31,016,978.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 6, 1997 was: common stock, no par value--7,799,494 shares.













































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

     (a) Financial Information About Industry Segments.

     Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products for the office automation market. Information relating to net sales, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 1997, 1996 and 1995 is set forth in response to Item 8 below.

     (b) Narrative Description of Business.

     Gradco is a holding company which conducts business as follows:

     (1) The various activities comprising the copier and printer product businesses, as described below, are conducted through Gradco's majority-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and GJ's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GJU"). GJ has a domestic branch office, which performs research and development activities. GJU concentrates on marketing and sales activities.

     (2) High technology engineering and manufacturing services are performed by Gradco's wholly-owned Venture Engineering, Inc. subsidiary based in Carrollton, Texas.

     Unless otherwise indicated or unless the context otherwise requires, (1) references to Gradco in the remainder of this Item 1(b) are to the parent company, (2) references to GJ, in the descriptive material in the remainder of this Item 1(b) pertaining to the copier and printer products businesses, include the activities of GJ and GJU, (3) references to the Registrant, in connection with the presentation of financial data in the remainder of this
Item 1(b), and in Item 1(c), include the consolidated financial results of Gradco and its subsidiaries.

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

     Due to the overall maturity of the copier market, high growth cannot be expected in this portion of GJ's business, so additional emphasis is being put on printer products, including products applicable to the evolving digital copiers which function as computer driven printers, scanners and facsimile machines.
                                       1
Business of GJ

     General

     GJ designs, develops, produces (primarily by contract) and markets on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience copier market, and supplies feeders and mailboxing sorters and stackers for the computer controlled printer market. GJ customizes its sorters and stackers for inclusion in the convenience copiers and printers of OEMs. Sorter products presently constitute GJ's principal source of revenues. GJ's revenues also include revenues from feeders, stackers and mailboxing sorters for computer controlled printers, engineering and development activities for certain OEMs and selected technology, licenses and agreements with OEMs. GJ has developed and markets to OEMs automatic stackers, high capacity sheet feeders and random access mailboxes for non-impact electronic printers and paper handling devices for facsimile machines. GJ also licenses certain proprietary technology to OEMs.

     GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Mita, Xerox, Rank Xerox, Fuji Xerox, Ricoh, Konica, Toshiba, Lanier, Panasonic, Sharp, Fujitsu, Olympus and Kyocera. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GJU. Marketing in Europe is conducted by GJ and GJU, and by Gradco Belgium, S.C., a wholly-owned subsidiary of GJ.

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea. GJ has also entered into a contract for production at a facility in Canada, at which manufacturing commenced in February 1997.

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

     Sorter Products. During the period when Gradco was directly engaged in the copier products business, prior to the introduction by it to the convenience copier market of the sorters currently sold by GJ, sorters available to the market were large and complicated, with many moving parts and

                                       2
long, complicated paper paths. The sorters sold by GJ are primarily designed to provide a shorter, straight-through or nearly straight-through, single paper path.

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

     New Copier Products. The new products for the copier market include a variety of 10, 15 and 20 bin sorters with a sheet capacity per bin and a copy per minute operating speed to satisfy the need in the low through mid-range of copiers. Some products include means for offsetting copy sets to enhance set removal and set capacity for mid-range copier use, and some include set-aligning sheet joggers and in-bin stapling and hole punching capabilities.

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

     GJ frequently develops a new product or a variation of an existing product in consultation with an OEM who has agreed to pay for or share in the cost of the development work, then submits a prototype for evaluation to the OEM customer who may agree to purchase such product in commercial quantities and who may share tooling and initial production costs. In other cases, an OEM will present GJ with a copier, printer or other product in the research and development stage and engage GJ (at the OEM's expense) to design a paper handling device to fit the OEM's specifications. Any unique interface designed to work only with an OEM's particular equipment may be exclusive to the OEM; GJ retains ownership of the basic technology and any other technology developed by GJ for use in its business. GJ also does product development work at its own expense, based on its evaluation of future market requirements.
                                       3
     In fiscal 1997, Xerox, Rank Xerox, Mita and Lanier accounted for 26%, 17%, 11% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1996, Xerox, Rank Xerox, Mita and Lanier accounted for 29%, 16%, 13% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1995, Mita, Xerox and Sharp accounted for 19%, 16% and 11%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

     Based on Xerox's system for evaluation of vendors in view of business/quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

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

     Another major OEM was granted a limited non-exclusive worldwide license for a lump sum payment and future royalties restricted to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. Such sorters are limited by definition of size, capacity and copier speed.

     Another OEM was granted a non-exclusive license in exchange for a lump sum payment and future royalties on certain limited sorter technology for use on copiers manufactured by the OEM. Certain sorters, as defined in the agreement, are territorially limited.

     GJ granted a non-exclusive license to a laser printer OEM to incorporate GJ's patented decurler structure in the OEM's printer for a royalty of one amount if incorporated in an attachment to the printer, but a lesser amount if incorporated directly in the printer.

     These agreements generated recurring royalty revenues of approximately $2,694,000 during the fiscal year ended March 31, 1997, $2,528,000 during the
                                       4
fiscal year ended March 31, 1996, and $2,725,000 during the fiscal year ended March 31, 1995. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMs, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to nonaffiliates.

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

     GJ Production and Assembly

     GJ produces its products at manufacturing facilities of contract manufacturers in Japan and Korea. Effective August 17, 1995, GJ entered into a three year nonexclusive, extendible contract for production of a new copier

                                       5
product at a contract manufacturing facility in Canada, at which manufacturing commenced in February 1997.

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

     GJU, and GJ's domestic branch office, have obtained quality systems certification under ISO 9001 (an International Standard promulgated under the European Economic Community Mandate).

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

     Engineering services performed by Venture are principally related to paper-handling products and semiconductor processing equipment, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, and specialized printing and support. Services are also performed for other applications such as automated medical diagnostic equipment, manufacturing robotics, and test and process control equipment. Services are typically billed on a time and material or fixed price basis. However, Venture completed a development project in February 1992 which will provide a royalty stream through 1998. This project generated royalty revenues of approximately $171,000 in fiscal 1997, $32,000 in fiscal 1996, and $52,000 in fiscal 1995.

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

Costs and Revenues of Development Engineering Services

     In 1997, 1996 and 1995 the Registrant, on a consolidated basis, spent approximately $3,605,000, $3,641,000 and $2,164,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense
                                       6
are costs related to development engineering service contracts of approximately $948,000, $1,603,000 and $676,000, in fiscal 1997, 1996 and 1995, respectively.
The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $1,125,000, $1,877,000 and $923,000, in fiscal 1997, 1996 and 1995, respectively.

Backlog

     Registrant's order backlog at March 31, 1997 from consolidated operations was estimated at approximately $47.7 million, and was estimated at approximately $39.3 million at March 31, 1996. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

     As of June 6, 1997, Gradco and its subsidiaries employed 114 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

     (c) Domestic Operations and Export Sales.

     Approximately 64% of the Registrant's consolidated revenues for the fiscal years ended March 31, 1997 and 1996 were attributed to domestic sales and approximately 36% were attributed to foreign sales. Approximately 43% of the Registrant's consolidated revenues for the fiscal year ended March 31, 1995 were attributed to domestic sales and approximately 57% were attributed to foreign sales. In its export sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

     The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had currency exchange gains of $904,000 and $1,057,000 in fiscal years 1997 and 1996, respectively caused by the strengthening of the dollar versus the yen during the periods. In fiscal 1995, the Registrant had a currency exchange loss of $387,000 caused by the surge in the value of the yen versus the dollar in March 1995.

     Financial information regarding foreign and domestic operations and export sales is set forth in Note 8 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2.  Description of Property.

     Gradco's corporate offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The current term of the lease expires in March 1998.
                                       7
     GJ's offices are located in Tokyo, Japan. The offices of GJU (GJ's domestic subsidiary) are located in Irvine, California, and GJ maintains a branch office at the same location. The Registrant's Venture Engineering subsidiary has engineering, development and light production facilities in Carrollton, Texas.

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

      In a separate but related action (which was consolidated with the Hamma action for certain pretrial purposes), Gradco and Mr. Stewart were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by
R. Clark DuBois ("DuBois"), also an ex-employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by the Company and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Company from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which DuBois assigned to the Company his co-inventor's interest in patent rights for improvements in certain products of the Company. The complaint, which has been amended a number of times, seeks unspecified damages, and other relief. The case has not yet been scheduled for trial.

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

     In June 1995, a jury found the Company to have liability in the lawsuit filed by John C. Hamma. The Company filed a motion in August 1995 to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. The Company believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent.
                                       8
     In July 1995, the plaintiffs filed a new Application for a Prejudgment Remedy ("July PJR Application") seeking to attach Gradco Systems' assets. The July PJR Application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The July PJR Application asserts that there is probable cause that a verdict in an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. It is Gradco's belief that damages based on applicable law would result in a significantly smaller damages award even if the motion by Gradco for judgment as a matter of law is denied. The Court has determined that it will rule on the July PJR Application only after ruling on the August 1995 motion for judgment as a matter of law.

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

     The Company is presently unable to determine the amount of damages which are likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd. and Gradco (USA) Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters.

     (a) Market Information.

     Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1995 to March 31, 1997.

Quarter Ended                   High            Low
June 30, 1995..................$ 5.25         $ 1.75
September 30, 1995.............$ 3.25         $ 1.75
December 31, 1995..............$ 3.00         $ 1.75
March 31, 1996.................$ 4.125        $ 2.25
June 30, 1996..................$ 5.00         $ 3.125
September 30, 1996.............$ 4.5625       $ 3.125
December 31, 1996..............$ 4.25         $ 3.375
March 31, 1997.................$ 4.25         $ 3.00
                                       9
      (b) Holders.

      The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 6, 1997 is 420.

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

                                               Years Ended March 31,
                                    1997     1996     1995     1994     1993
                                     (In thousands, except per share amounts)
Statement of operations data:
Operating revenues:              $100,887 $100,596  $82,838  $53,148  $61,227
                                 -------- --------  -------  -------  -------

Costs and expenses:
  Cost of sales                    78,331   76,657   64,290   40,629   47,929
  Other operating expenses         15,710   16,625   14,815   12,211   12,423
  Interest income, net               (183)    (226)     (55)     (32)     (19)
  Investment (gains) losses           -        (53)     205       52      -
                                 -------- --------  -------  -------  -------
                                   93,858   93,003   79,255   52,860   60,333
                                 -------- --------  -------  -------  -------
Earnings before income taxes
  and minority interest             7,029    7,593    3,583      288      894
Income taxes                        2,983    2,748    1,331      535    1,181
Minority interest                   1,194    1,585      800     (241)     196
                                 -------- --------  -------  -------  -------
Net earnings (loss)              $  2,852 $  3,260  $ 1,452  $    (6) $  (483)
                                 ======== ========  =======  =======  =======

Earnings (loss) per common share:

Net earnings (loss)              $    .36 $    .42  $   .19  $   -    $  (.06)
                                 ======== ========  =======  =======  =======

Weighted average shares
  outstanding                       7,799    7,796    7,784    7,784    7,784

Balance sheet data:
  Working capital                 $19,418  $18,979  $16,727  $10,208  $ 8,349
  Total assets                     58,086   58,015   64,383   41,796   42,988
  Long-term debt                       15       25       35      -        -
  Shareholders' equity             15,339   16,201   16,997   11,137    9,194





                                      10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     GJ and GJU operate jointly in the development and marketing of products to their customer base, primarily OEMs. Both companies sell into the U.S. domestic and foreign marketplace at similar profit margins, after elimination of intercompany profits. Sales are denominated for the most part in Japanese yen and U.S. dollars, corresponding to the currency charged for the product by the contract manufacturer. Although the gross profit margin percentage is thus protected from foreign currency fluctuations, translation gains and losses can still occur when receivables and payables are denominated in other than the local currency of each company.

Revenues

     Revenues for the fiscal year ended March 31, 1997 increased by $291,000 from the prior year. Although unit sales increased by 6%, the amount of net sales increased by only $738,000, from $96,159,000 to $96,897,000. Sales denominated in yen, when translated into dollars, were approximately $13 million lower than they would have been had the yen not decreased by 17% against the dollar during the year. Revenue from development engineering services decreased by $752,000 as copier projects partially funded by customers in the prior year were completed while royalties increased by $305,000.

     Revenues for the fiscal year ended March 31, 1996 increased by $17,758,000 (21.4%) from the prior year primarily due to an increase of $17,021,000 (21.5%) in net sales, from $79,138,000 to $96,159,000. Although unit sales in the copier market were flat compared to the previous year, the average unit price was higher as customers primarily purchased units with in-bin stapling. The yen was on average 3% stronger against the dollar than during the previous year, but ended fiscal 1996 significantly lower. Development engineering services revenue increased $954,000 due to increased revenues from new projects related to both copier and printer products while royalties decreased by $217,000.

Costs and Expenses

     Cost of sales as a percentage of net sales was 80.8%, 79.7% and 81.2% in fiscal 1997, 1996 and 1995, respectively. The increase in the current fiscal year is primarily due to a decrease in margins in Venture Engineering's contract manufacturing business. The improvement in fiscal 1996 over the prior fiscal year was primarily attributable to a change in mix of units sold toward higher margin products.

     Research and development expenses ("R&D") in fiscal 1997 totaled $3,605,000 (3.6% of revenues), compared to $3,641,000 (3.6% of revenues) in fiscal 1996 and $2,164,000 (2.6% of revenues) in fiscal 1995. The increase in fiscal 1996 R&D of $1,477,000 was due to an increase of $927,000 in costs incurred under development engineering service contracts and an increase of $550,000 in expenses on behalf of OEM customers and internal research and development.

     Selling, general and administrative expenses ("SG&A") decreased by $879,000 (6.8%) in fiscal 1997 from the prior year. The favorable translation of SG&A at GJ caused by the weaker yen during the year accounted for a decrease of approximately $1,400,000 and a reduction in legal fees associated with the Hamma lawsuit, which was tried in June 1995, accounted for a decrease of $600,000. These decreases were offset by lower currency exchange gains

                                      11
amounting to $153,000 and general increases at the operating subsidiary level. SG&A increased by $333,000 (2.6%) in fiscal 1996 from fiscal 1995. Increased SG&A attributable to the growth in revenue was moderated by a currency exchange gain of $1,057,000 in fiscal 1996 as the dollar strengthened against the yen during the year compared to a currency exchange loss of $387,000 in fiscal 1995.

Pre-tax Earnings, Taxes, and Minority Interest

     As a result of the above factors, earnings before income taxes and minority interest were $7,029,000, $7,593,000 and $3,583,000 in fiscal 1997,
1996 and 1995, respectively. Income taxes and minority interest increased in fiscal 1996 from 1995 due to the increases in pre-tax earnings. The tax provisions of $2,983,000, $2,748,000 and $1,331,000 in fiscal 1997, 1996 and
1995, respectively, primarily comprise foreign taxes on the earnings of the Company's Japanese subsidiary. The Company's consolidated effective tax rate increased in fiscal 1997 as net operating loss carryforwards at GJ's domestic subsidiary, which files a separate return, were fully utilized. For further discussion regarding the tax provisions, see Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Litigation

     In June 1995, a jury found the Company to have liability in a lawsuit by John C. Hamma, a former employee. The Company has filed a motion to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. The Company believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent. For further information regarding this litigation, see Note 7 of Notes to Consolidated Financial Statements set forth in Item 8 below.

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

Liquidity and Capital Resources

     Working capital increased to $19,418,000 at March 31, 1997 from $18,979,000 at March 31, 1996 primarily from funds generated by operations, in spite of the 15% decrease in the value of the yen against the dollar when compared to the previous year-end rate. Working capital increased to $18,979,000 at March 31, 1996 from $16,727,000 at March 31, 1995 primarily from funds generated by operations, in spite of the 24% decrease in the value of the yen against the dollar when compared to the previous year-end rate.




                                      12
     Net cash provided by operations was $1.3 million and $10.3 million in fiscal 1997 and 1996, respectively. The decrease in 1997 from 1996 was due to an increase in accounts receivable in 1997 which accounted for a use of $7.0 million as compared to a decrease in 1996 which provided $2.2 million. Cash provided by net earnings before depreciation, amortization, deferred taxes and minority interest decreased to $6.5 million in 1997 from $7.2 million in 1996, but was offset by an increase in cash provided by accounts payable and income taxes payable of $3.0 million in 1997 as compared to $2.0 million in 1996.

     In fiscal 1995, $3.0 million was used in operations. The improvement in 1996 from 1995 was due to a decrease in accounts receivable in 1996 which provided $2.2 million as compared to an increase in 1995 which accounted for a use of $11.9 million. Cash provided by net earnings before depreciation, amortization, deferred taxes and minority interest increased to $7.2 million in 1996 from $5.5 million in 1995, but was offset by cash used to increase inventory by $.6 million in 1996 as compared to $1.4 million provided by a decrease of inventory levels in 1995.

     Net cash used in investing activities of $1.7 million, $1.6 million and $1.0 million in fiscal 1997, 1996 and 1995, respectively, was for acquisition of property and equipment.

     Net cash provided by financing activities was $1.4 million, $1.3 million and $9.8 million in fiscal 1997, 1996 and 1995, respectively. The fiscal 1995 amount corresponded to the significant increase in the level of accounts receivable which occurred that year as a result of increased sales over the prior year.

     Exchange rate changes associated with the weakening yen caused a decrease of $2.2 million in cash in fiscal 1997 and $2.6 million in fiscal 1996. In fiscal 1995, exchange rate changes increased cash by $.8 million as the yen strengthened against the dollar from the previous year.

     At March 31, 1997, the Company had $18,335,000 in cash and minimal long-term debt. The Company's Japanese subsidiary has informal credit facilities with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under this line at March 31, 1997. The Company believes that its cash and credit facilities are adequate for its short and long-term needs. The Company does not have any material commitments for capital expenditures except that, as discussed in Note 1 of Notes to Consolidated Financial Statements set forth in Item 8 below, GJ has obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share.
The transaction is expected to be consummated after a special meeting of GJ to be held on June 27, 1997. The total price of approximately $11 million will be paid from available cash of GJ. After the completion of the transaction, the Company will own approximately 90% of the stock of GJ. Given the Company's current working capital, its available credit facilities and anticipated cash flows from operations, it is not anticipated that the reduction of cash as a result of this transaction will have any adverse effect upon operations.

Item 8.  Financial Statements and Supplementary Data.

     Response to this Item is contained in Item 14(a).

Item 9.  Disagreements in Accounting and Financial Disclosure.

     Not applicable.

                                      13
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present.1 Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 1997.

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

Bernard Bressler              Secretary, Treasurer and Director

Robert J. Stillwell           Director

Thomas J. Burger              Director

Masakazu (Mark) Takeuchi      President and Director of GJ*

Akira (Tony) Shinomiya        Chief Financial Officer and Director of GJ*
__________
*Term expires at ordinary general shareholders meeting of GJ for fiscal 1998, to be held in June 1998.

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

Name                                  Business Experience
----                                  -------------------

Martin E. Tash,             Mr. Tash has been Chairman of the Board and Chief
age 56                      Executive Officer of the Registrant since October
                            1990, and President of the Registrant since
                            October 1991.  Mr. Tash is also Chairman of the
                            Board and President of Plenum Publishing
                            Corporation, a position he has held since July
                            1977.
                                      14
Harland L. Mischler,        Mr. Mischler has been Chief Financial Officer
age 65                      and a director of the Registrant since October
                            1990, and Executive Vice President of the
                            Registrant since October 1991. Mr. Mischler is a certified public accountant. Mr. Mischler served as Vice President, Controller and Treasurer of
                            Hobart Corporation from 1966 to 1981. From 1981 to 1984 he was Vice President of Finance of Bausch
                            & Lomb, Inc. At that time he purchased, with another, Applied Research Laboratories, Inc., an analytical instrument company, in a leveraged buyout from Bausch & Lomb. After such company was sold profitably in 1987, Mr. Mischler founded HLM
                            Capital Resources, Inc., a private investment and holding company of which he is President and Chairman.

Bernard Bressler,           Mr. Bressler has been Secretary and a director of
age 69                      the Registrant since October 1990 and Treasurer
                            of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C.
                            counsel to the Registrant. Mr. Bressler is also a director of Plenum Publishing Corporation.

Robert J. Stillwell,        Mr. Stillwell has been a director of the
age 61                      Registrant since October 1991. Mr. Stillwell
                            owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 20 years ago, and he owns and operates Nationwide Property Management, which handles diverse real estate investments in which he is involved. In 1985, Mr. Stillwell founded and is the principal owner of Service
                            Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.

Thomas J. Burger,           Mr. Burger has been a director of the
age 50                      Registrant since October 1993.  He is Associate
                            Senior Vice President of NEC America, Inc. (a position he has held since July 1993), and is responsible for the sale and marketing of its business telephone systems throughout the United
                            States. Prior thereto, he was President and a director of two wholly-owned subsidiaries of NEC
                            America Inc., which conducted the sales, installation and maintenance of NEC communication systems and networks throughout the Central, South and Western United States. From August 1988 to
                            December 1989 Mr. Burger was President and a director of Marcom Communications Inc. After he reorganized its telecommunication subsidiary, the subsidiary was sold to NEC America and he became an employee of NEC. In July 1987 Mr. Burger founded Astra Services Inc., a computer company providing various software development services to the communications industry. Astra Services was

                                      15
                            sold profitably in 1992. From 1973 to 1987 Mr. Burger was employed in various capacities by Telecom Plus International Inc., one of the major independent interconnect companies in the U.S. He became President in 1980, a position he held until May 1987 when the company was sold to Siemens Communications.

Masakazu (Mark) Takeuchi,   Mr. Takeuchi has been President and Chief
age 60                      Executive Officer of Gradco (Japan) Ltd. since
                            1989 and a director of GJ since 1988.  He is also
                            President and a director of Gradco (USA) Inc. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990, and a director of the Registrant from March 1990 until October
                            1990.  Mr. Takeuchi was also Chairman of GJ from
                            August 1988 until December 1988.  Previously, from
                            1961, Mr. Takeuchi was employed by C. Itoh & Co.
                            Ltd. in various positions.

Akira (Tony) Shinomiya,     Mr. Shinomiya has been Chief Financial Officer
age 54                      and a director of GJ since January 1989. From
                            1987 to 1988, he served as deputy General Manager of C. Itoh Electronics Corp. and from September
                            1985 through 1986 he was Section Manager of the Electronics Division of C. Itoh & Co. Ltd. From
                            1975 to 1985 he was Vice President of C. Itoh
                            Electronics Inc. in Los Angeles, California.

Compliance with Section 16(a) of the Exchange Act

     Martin Tash failed to file on a timely basis a Statement of Changes in Beneficial Ownership on Form 4, reporting the transfer of 6,250 shares owned by Mr. Tash individually into a private profit sharing plan of which Mr. Tash is the sole beneficiary. Such transfer does not affect Mr. Tash's beneficial ownership. Mr. Tash will be filing the Form 4 on or about the date of filing of this Form 10-K.

Item 11.  Executive Compensation.

     (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 6, 1997 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 1997, 1996 and 1995: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 1997 required to be disclosed in column (c) below exceeded $100,000:

                          SUMMARY COMPENSATION TABLE
(a)                                   (b)           (c)(1)(2)
Name and Principal Position           Year     Salary and Bonus($)
---------------------------           ----     -------------------

Martin E. Tash                        1997           125,000
Chairman of the Board, President      1996           125,000
and Chief Executive Officer           1995           125,000


                                      16
Masakazu (Mark) Takeuchi              1997           317,996
President,                            1996           315,248
Gradco (Japan) Ltd.                   1995           289,166

Akira (Tony) Shinomiya                1997           278,757
Chief Financial Officer               1996           277,940
Gradco (Japan) Ltd.                   1995           254,123
_______________

(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of Gradco (Japan) Ltd. See note (1) in Item 10(a). Such compensation includes bonuses for 1997 in the amount of $37,286 and $31,072 for Messrs. Takeuchi and Shinomiya, respectively. All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen, there was a 6% increase in compensation from 1995 to 1996, and a 17% increase in compensation from 1996 to 1997.

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

     Subject to limitations contained in the 1988 Plan, the Committee determines the optionees, option prices, number of shares subject to such options, the duration of each option (the plans specify a maximum of 10 years from date of grant or five years for 10% shareholders), the dates of grant, and the schedule for exercise of each option. The option price is determined by the Stock Option Committee at the time the option is granted, but in the case of incentive stock options within the meaning of Section 422A of the Internal Revenue Code, shall not be less than fair market value of the stock at that time. The Gradco plans provide the option price may be paid in cash or in the form of shares of Gradco common stock, subject to the power of the Stock Option Committee in its discretion to impose restrictions on an optionee's right to exercise an option with shares of Gradco common stock. The options are subject to forfeiture upon termination of employment except by reason of death,

                                      17
disability or retirement in which event the options may continue to be exercised for a limited period. Currently, options for 331,000 shares are outstanding under the 1988 Plan. There are no shares available for issuance.

     During the last fiscal year, no options under the 1982 or 1988 Plan were granted to or exercised by the executive officers named in the Summary Compensation Table (above).

     The following table sets forth the number of unexercised options held at March 31, 1997 by each of the aforesaid named executive officers. All of such options were exercisable at that date. The exercise price in each case is equal to the closing price of the Registrant's Common Stock on NASDAQ on the date that the option was granted. The exercise price of the options held by Messrs. Takeuchi and Shinomiya was above the fair market value of the underlying shares at fiscal year end (determined as the closing price of the Registrant's Common Stock on NASDAQ on 3/31/97). Therefore, such options were not "in-the-money" at such date. The aggregate dollar value of the options held by Mr. Tash at 3/31/97 (determined as the difference between the fair market value and the exercise price of the underlying shares at that date) was $25,000.

                                      Number of Unexercised Options
Name                                  at Fiscal Year-End
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

     (d) Compensation of Directors.

     Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 1997 fiscal year.

     Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 1997. This amount is included in the Summary Compensation Table in Item 11(a) above.

     HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 1997.
                                      18
     All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1988 Stock Option Plan. See table in Item 10(b) as to options held by Mr. Tash as of March 31, 1997. As of that date, Mr. Mischler held options for 50,000 shares, Mr. Stillwell held options for 7,500 shares, and Mr. Burger held options for 7,500 shares.

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

     (f) Compensation Committee Interlocks and Insider Participation.

     The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 1997, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

     During the fiscal year ended March 31, 1997, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Plenum Publishing Corporation ("Plenum"). Plenum has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Plenum and is the only such executive officer who also served on the Registrant's Board. Bernard Bressler (Secretary, Treasurer and a director of the Registrant) is an officer and director of Plenum, but he is not an executive officer of either entity.

     During the period since April 1, 1996 (the beginning of the Registrant's last fiscal year), there were no transactions between the Registrant and Plenum of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 6, 1997 based on 7,799,494 shares of Common Stock, no par value, outstanding as of such date.



                                      19
                                             Amount and Nature
                    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
--------------      -------------------      -----------------    ----------
Common Stock,       Plenum-Tash Group           1,213,672(1)         15.5%
no par value        233 Spring Street
                    New York, NY 10013

                    Ryback Management             992,000(2)         12.7%
                      Corporation
                    7711 Carondelet Avenue
                    Box 16900
                    St. Louis, MO  63105

                    Dimensional Fund              579,649(3)          7.4%
                      Advisors, Inc.
                    1299 Ocean Avenue
                    11th Floor
                    Santa Monica, CA 90401

                    Kennedy Capital               419,800(4)          5.4%
                      Management, Inc.
                    10829 Olive Boulevard
                    11th Floor
                    St. Louis, MO 63141

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

The Group beneficially holds 1,213,672 shares of Common Stock of the Registrant (including for this purpose currently exercisable options held by Mr. Tash to purchase 50,000 shares). Plenum Publishing Corporation has sole voting and dispositive power as to 913,000 shares owned solely by it, representing 11.7% of the outstanding stock, and Martin E. Tash has sole voting and dispositive power as to 80,672 shares owned solely by him (47,433 shares of which are held by a private profit sharing plan of which Mr. Tash is sole beneficiary) which, together with his currently exercisable options, represent 1.7% of the outstanding stock. Mr. Tash and his wife, Arlene S. Tash, have shared voting and dispositive power as to 170,000 shares owned jointly by them, representing 2.2% of the outstanding stock. The shares which may be acquired upon exercise of the options held by Mr. Tash have been deemed outstanding for the purpose of computing his individual percentage ownership of outstanding shares and the percentage owned by the Group as set forth in the table, but not for the purpose of computing the percentage owned by any other party. Plenum has disclaimed beneficial ownership of the shares owned by Mr. and Mrs. Tash, they have disclaimed beneficial ownership of the shares owned by Plenum, and Mrs. Tash has disclaimed beneficial ownership of the shares owned solely by Mr.

                                      20
Tash. The Group may be deemed to have obtained control of Gradco in October 1990 when its nominees were elected as a majority of Gradco's Board of Directors. The Group may be deemed to continue to have control due to the fact that the entire Board now consists of five persons designated as nominees at the request of the Group.

(2) As set forth in Amendment No. 2 to Statement on Schedule 13G, dated January 27, 1997, Ryback Management Corporation ("Ryback"), a registered investment advisor, has sole voting and dispositive power as to 992,000 shares as of December 31, 1996. 703,000 of such shares are held by Lindner Growth Fund, a registered investment company, and 289,000 are managed by Ryback.

(3) As set forth in Amendment No. 5 to Statement on Schedule 13G, dated February 5, 1997, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 579,649 shares as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(4) As set forth in Statement on Schedule 13G, dated February 10, 1997, Kennedy Capital Management, Inc. ("Kennedy"), a registered investment advisor, is deemed to have beneficial ownership of 419,800 shares as of December 31, 1996.

     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (7 persons), as of June 6, 1997.

                                             Amount and Nature
                    Name and Address of        of Beneficial      Percentage
Title of Class        Beneficial Owner           Ownership         of Class
--------------      -------------------      -----------------    ----------
Common Stock,       Martin E. Tash              1,213,672 (2)        15.5%
no par value        233 Spring Street
                    New York, NY 10013

                    Harland L. Mischler           131,932 (3)         1.7%
                    7900 Glades Road
                    Boca Raton, FL 33434

                    Bernard Bressler               15,000 (4)         *
                    17 State Street
                    New York, NY 10004

                    Robert J. Stillwell            22,600 (5)         *
                    1009 N. Bethlehem Pike
                    Springhouse, PA 19477

                    Thomas J. Burger                7,500 (6)         *
                    1555 West Walnut Lane
                    Irving, TX 75038



                                      21
                    Masakazu (Mark) Takeuchi       18,000 (7)         *
                    Shibuya-ku, Tokyo 150 Japan

                    Akira (Tony) Shinomiya          6,000 (8)         *
                    Shibuya-ku, Tokyo 150 Japan

                    All Executive Officers and  1,414,704 (9)        17.8%
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

(5) Includes 15,100 shares held for Mr. Stillwell in an individual retirement account, and 7,500 shares which may be acquired upon the exercise of currently exercisable options.

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




                                      22
Item 13.  Certain Relationships and Related Transactions

     Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1997 fiscal year, the Registrant paid legal fees of $70,081 to such firm.

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




                                      23
     10.7 Agreement between Gradco/Dendoki Inc. and Canon Inc. dated February 25, 1983, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1986, Exhibit 19.3.

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

           (ii) Letter Agreement dated October 19, 1992 among Gradco (USA) Inc., John Sudarma and George Howell, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit
           10.14 (ii).

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

     10.15 Lease Agreement between Venture Engineering, Inc. and Aetna Life Insurance Company, Inc. (formerly Trammell Crow Company) dated October 1, 1988 and subsequent amendments dated July 1, 1989, August 1, 1989, February 1, 1990 and March 1, 1991, incorporated by reference from Form 10-K for fiscal year ended March 31, 1991,
           Exhibit 19.3.

     10.16 Basic Agreement between Gradco (Japan) Ltd. and Ikegami Tsushinki Co. Ltd. dated as of January 1, 1996 (English translation of Japanese original ), incorporated by reference from Form 10-K for fiscal year ended March 31, 1996, Exhibit 10.16.

     10.17 Agreement between Gradco (Japan) Ltd. and Lexmark International, Inc. dated September 1, 1992, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit 10.22.



                                      24
     10.18 Regulations of Retirement Allowance for Board of Directors and Auditors of Gradco (Japan) Ltd., adopted June 3, 1994 (English translation of Japanese original), incorporated by reference from Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.22.

     10.19 Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1996, Exhibit 10.19.

     22    List of Significant Subsidiaries

           (i)   Gradco (Japan) Ltd. (Japan)
           (ii)  Venture Engineering, Inc. (Texas)
           (iii) Gradco (USA) Inc. (California)

     23    Consent of Price Waterhouse LLP - filed herewith.

     27    Financial Data Schedule - filed herewith.








































                                      25
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  June 23, 1997
                             GRADCO SYSTEMS, INC.



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


      Signature                       Title                      Date
      ---------                       -----                      ----

                             Chairman of the Board,
                             President and Chief
                             Executive Officer (Principal
/s/ Martin E. Tash           Executive Officer)              June 23, 1997
------------------------
Martin E. Tash

                             Executive Vice President,
                             Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)
/s/ Harland L. Mischler      and Director                    June 23, 1997
------------------------
Harland L. Mischler


                             Secretary, Treasurer and
/s/ Bernard Bressler         Director                        June 23, 1997
------------------------
Bernard Bressler


/s/ Robert J. Stillwell      Director                        June 23, 1997
------------------------
Robert J. Stillwell


/s/ Thomas J. Burger         Director                        June 23, 1997
------------------------
Thomas J. Burger

















                          ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) AND (2) AND (d)

                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                      FINANCIAL STATEMENTS AND SCHEDULES

                           YEAR ENDED MARCH 31, 1997

                             GRADCO SYSTEMS, INC.

                              LAS VEGAS, NEVADA































FORM 10-K--ITEM 14(a) (1) AND (2)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Gradco Systems, Inc. and subsidiary companies are included in Item 8:

     Consolidated Balance Sheets--
        March 31, 1997 and 1996..................................S-2
     Consolidated Statements of Operations--Years Ended
        March 31, 1997, 1996 and 1995............................S-3
     Consolidated Statements of Shareholders' Equity--
        Years Ended March 31, 1997, 1996 and 1995................S-4
     Consolidated Statements of Cash Flows--Years Ended
        March 31, 1997, 1996 and 1995............................S-5
     Notes to Consolidated Financial Statements..................S-7 to S-18
                                                                 inclusive
The following consolidated financial statement schedule of Gradco Systems, Inc. and subsidiary companies is included in Item 14(d):
     II--Valuation and Qualifying Accounts.......................S-19

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
































                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index to the financial statements (Item 14a) present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries (the "Company") at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
June 5, 1997



























                                      S-1
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                                          March 31,
                                                    1997            1996
                                                    ----            ----
                                     ASSETS
Current assets:
     Cash                                          $18,335         $19,523
     Accounts receivable, less allowance for
           doubtful accounts of $59 and $103        24,583          20,496
     Inventories                                     1,759           1,940
     Deferred income taxes                             252             278
     Other current assets                              327           1,380
                                                   -------         -------
          Total current assets                      45,256          43,617
Furniture, fixtures and equipment, net               2,054           1,708
License repurchase, net of accumulated
     amortization of $10,994 and $11,523             4,069           5,852
Excess of cost over acquired net assets, net
     of accumulated amortization of $451 and $408    1,278           1,321
Other assets                                         5,429           5,517
                                                   -------         -------
                                                   $58,086         $58,015
                                                   =======         =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $12,608         $12,769
     Current installments of long-term debt             11              12
     Accounts payable                               10,939           8,448
     Accrued expenses                                  684             709
     Income taxes payable                            1,596           2,700
                                                   -------         -------
          Total current liabilities                 25,838          24,638
Long-term debt, excluding current installments          15              25
Non-current liabilities                                889             787
Deferred income taxes                                1,833           2,599
Minority interest                                   14,172          13,765
                                                   -------         -------
          Total liabilities                         42,747          41,814
                                                   -------         -------
Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred stock, no par value; authorized
          7,500,000 shares, none issued
     Common stock, no par value; authorized
          30,000,000 shares, issued 7,798,909       44,618          44,618
     Deficit                                       (30,358)        (33,210)
     Currency translation adjustments                1,079           4,793
                                                   -------         -------
          Total shareholders' equity                15,339          16,201
                                                   -------         -------
                                                   $58,086         $58,015
                                                   =======         =======

         See accompanying notes to consolidated financial statements.


                                      S-2
                             GRADCO SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)


                                             For the years ended March 31,
                                         ------------------------------------
                                           1997          1996          1995
                                           ----          ----          ----
Revenues:

Net sales                                $ 96,897      $ 96,159      $ 79,138
Development engineering services            1,125         1,877           923
Licenses and royalties                      2,865         2,560         2,777
                                         --------      --------      --------
                                          100,887       100,596        82,838
                                         --------      --------      --------
Costs and expenses:

Cost of sales                              78,331        76,657        64,290
Research and development                    3,605         3,641         2,164
Selling, general and administrative        12,105        12,984        12,651
                                         --------      --------      --------
                                           94,041        93,282        79,105
                                         --------      --------      --------
Income from operations                      6,846         7,314         3,733

Interest expense                               (4)          (13)          (93)
Interest income                               187           239           148
Dividend income                               -             -               4
Gain (loss) on trading securities             -              53          (209)
                                         --------      --------      --------
Earnings before income taxes
     and minority interest                  7,029         7,593         3,583
Income tax expense                          2,983         2,748         1,331
Minority interest                           1,194         1,585           800
                                         --------      --------      --------
     Net earnings                        $  2,852      $  3,260      $  1,452
                                         ========      ========      ========

Earnings per common share                $    .36      $    .42      $    .19
                                         ========      ========      ========


        See accompanying notes to consolidated financial statements.














                                      S-3
                             GRADCO SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)




                                   Common Stock
                               --------------------               Translation
                                 Shares     Amount      Deficit   Adjustment
                                 ------     ------      -------   ----------

Balance at March 31, 1994      7,783,909    $44,546    $(37,922)    $4,513
     Translation adjustment          -          -           -        4,408
     Net earnings                    -          -         1,452        -
                               ---------    -------    --------     ------
Balance at March 31, 1995      7,783,909     44,546     (36,470)     8,921
     Issuance of shares in
       lieu of cash               15,000         72         -          -
     Translation adjustment          -          -           -       (4,128)
     Net earnings                    -          -         3,260        -
                               ---------    -------    --------     ------
Balance at March 31, 1996      7,798,909     44,618     (33,210)     4,793
     Translation adjustment          -          -           -       (3,714)
     Net earnings                    -          -         2,852        -
                               ---------    -------    --------     ------
Balance at March 31, 1997      7,798,909    $44,618    $(30,358)    $1,079
                               =========    =======    ========     ======

         See accompanying notes to consolidated financial statements.





























                                      S-4
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                              For the years ended March 31,
                                            ---------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
Cash flows from operating activities:
  Net earnings                              $ 2,852      $ 3,260      $ 1,452
                                            -------      -------      -------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                              1,268        1,213          988
    Amortization                              1,583        2,066        1,941
    Deferred income taxes                      (406)        (947)         330
    Unrealized holding gain on
      trading securities                        -             (8)        (126)
    (Gain) loss on sale of securities           -            (45)         335
    Provision for losses on accounts
      receivable                                240           64           18
    (Gain) loss on sale of property
      and equipment                              (5)          66           (6)
    Purchases of trading securities             -           (249)      (2,479)
    Proceeds from sale of trading securities    -            882        3,803
    Issuance of shares in lieu of cash          -             72          -
    Minority interest                         1,194        1,585          800
    (Increase) decrease in accounts
      receivable                             (7,024)       2,182      (11,896)
    Decrease (increase) in inventory            142         (609)       1,373
    Decrease (increase) in prepaid assets       968           37       (1,516)
    (Increase) decrease in other assets      (2,662)      (1,057)          19
    Increase (decrease) in accounts payable   3,835         (133)         330
    (Decrease) increase in accrued expenses      (9)        (387)         280
    (Decrease) increase in income taxes
      payable                                  (842)       2,135          727
    Increase in other liabilities               204          145          600
                                            -------      -------      -------
      Total adjustments                      (1,514)       7,012       (4,479)
                                            -------      -------      -------
      Net cash provided by (used in)
        operations                            1,338       10,272       (3,027)
                                            -------      -------      -------
Cash flows from investing activities:
  Acquisition of property and equipment      (1,753)      (1,638)      (1,023)
  Proceeds from sale of property and
    equipment                                    10            3           29
                                            -------      -------      -------
    Net cash used in investing activities    (1,743)      (1,635)        (994)
                                            -------      -------      -------







                                      S-5
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                              For the years ended March 31,
                                            ---------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
Cash flows from financing activities:
  Net borrowings on notes less
    than three months                         1,690        1,305       11,262
  Proceeds from issuance of notes in
    excess of three months                      -            -          1,553
  Repayment of notes in excess of
    three months                                (10)          (9)      (3,007)
  Dividend to minority shareholders            (231)         -            -
                                            -------      -------      -------
    Net cash provided by financing
      activities                              1,449        1,296        9,808
                                            -------      -------      -------
Effect of exchange rate changes on cash      (2,232)      (2,568)         758
                                            -------      -------      -------
Net (decrease) increase in cash and
  cash equivalents                           (1,188)       7,365        6,545
Cash and cash equivalents at beginning
  of year                                    19,523       12,158        5,613
                                            -------      -------      -------
Cash and cash equivalents at end of year    $18,335      $19,523      $12,158
                                            =======      =======      =======

Supplemental Disclosures of Cash
  Flow Information:

  Cash paid during the period for:
    Interest                                $     4      $    15      $    93
    Income taxes                              4,232        1,910          272



         See accompanying notes to consolidated financial statements.




















                                      S-6
                             GRADCO SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Gradco Systems, Inc. (the "Company") is a holding company which, through its subsidiaries, designs, develops, contracts to produce and markets, worldwide, intelligent paper handling devices for the office automation industry.

Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's current ownership in Gradco (Japan) Ltd. (GJ), its principal operating subsidiary, is 58.6%.

     On June 5, 1997, the Company announced that GJ had obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share. The transaction is expected to be consummated after a special meeting of GJ to be held on June 27, 1997. The total price of approximately $11 million will be paid from available cash of GJ. After the completion of the transaction, the Company will own approximately 90% of the stock of GJ.

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





                                      S-7
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables. International copier manufacturers comprise a significant portion of the Company's customer base. All such trade receivables were current at March 31, 1997.

Inventories

     Inventories consist primarily of materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. The Company has certain contractual commitments to make spare parts available for purchase for up to six years after the end of a production cycle. Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market (net realizable value).

Long-Lived Assets

     Effective April 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets. Under SFAS 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. With respect to the excess of cost over acquired net assets ("goodwill"), the Company records impairment to the extent that future undiscounted cash flows are less than the carrying value of goodwill. The implementation of SFAS 121 did not have an impact on the Company's financial position or results of operations.

Revenue Recognition

     Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, and licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

Depreciation and Amortization

     Furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The license repurchase (Note 4) is carried at cost and is being amortized over 15 years, the estimated life of the patents associated with the license. The excess of cost over the net assets of acquired companies is amortized over 40 years.







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

     Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1997, 1996 and 1995, respectively, were $948,000, $1,603,000 and $676,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 1997, 1996 and 1995, respectively, were $2,657,000, $2,038,000 and $1,488,000.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity. There were foreign currency transaction gains of $904,000 and $1,057,000 in fiscal 1997 and 1996, respectively, and a loss of $387,00 in fiscal 1995.

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

Net Earnings Per Share

     Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000, 7,796,000 and 7,784,000 in fiscal years 1997, 1996 and 1995, respectively. The effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which establishes a simplified computation of earnings per share ("EPS"). Under SFAS 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. The Company will adopt SFAS 128 during fiscal 1998. The adoption of SFAS 128 is not expected to have a material effect on the Company's reported net earnings per common share.


                                      S-9
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

                                                      March 31,
                                                  -----------------
                                                   1997       1996
                                                   ----       ----
                                                   (In Thousands)
Inventories are summarized as follows:

     Raw materials                                $  499     $  644
     Work-in-process                                 570      1,069
     Finished goods                                  690        227
                                                  ------     ------
                                                  $1,759     $1,940
                                                  ======     ======

Furniture, fixtures and equipment, at cost, are summarized as follows:

     Office, shop and automotive equipment        $1,080     $  959
     Computer equipment                              730        541
     Leasehold improvements                          130        118
     Tooling                                       4,991      4,346
                                                  ------     ------
                                                   6,931      5,964
     Less:
          Accumulated depreciation
            and amortization                       4,877      4,256
                                                  ------     ------
                                                  $2,054     $1,708
                                                  ======     ======

Other assets are summarized as follows:

     Deposits                                     $2,479     $  983
     Patents                                         938      2,339
     Cash surrender value of life insurance          855        984
     Investments                                     835        894
     Intangible pension asset                        228        220
     Other                                            94         97
                                                  ------     ------
                                                  $5,429     $5,517
                                                  ======     ======

Other non-current liabilities are
  summarized as follows:

     Accumulated benefit obligation               $  730     $  641
     Other                                           159        146
                                                  ------     ------
                                                  $  889     $  787
                                                  ======     ======




                                     S-10
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3--INCOME TAXES

     Income tax expense consists of the following (in thousands):
                                                       Fiscal Year
                                             ------------------------------
                                              1997        1996        1995
                                              ----        ----        ----

     Current
          Foreign                            $2,971      $3,250      $  929
          Federal                               296         218          23
          State                                 122         227          49
     Deferred
          Foreign                              (441)       (779)        330
          Federal                                35        (168)        -
                                             ------      ------      ------
     Total                                   $2,983      $2,748      $1,331
                                             ======      ======      ======

     The provisions for all years primarily reflect GJ income taxed in Japan.

     Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:

                                                       Fiscal Year
                                             ------------------------------
                                              1997        1996        1995
                                              ----        ----        ----

     Federal statutory tax rate               35.0%       35.0%       35.0%
     Increase (decrease) in tax rate
        resulting from:
        State income taxes, less
           federal benefit                     1.2         2.2         1.3
        Foreign tax expense                    6.0         4.8         4.7
        Net operating loss utilized            -          (6.9)       (3.9)
        Other                                  0.2         1.1         -
                                            ------      ------      ------
     Effective income tax rate                42.4%       36.2%       37.1%
                                            ======      ======      ======

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










                                     S-11
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3--INCOME TAXES--(Continued)

                                                      March 31,
                                                  -----------------
                                                   1997       1996
                                                   ----       ----
     Deferred tax liabilities
        License repurchase                        $1,338     $1,922
        Intercompany loan revaluation                766        883
        Tax benefits for increase in imports          50         87
        Other                                        116        107
                                                  ------     ------
                                                   2,270      2,999
                                                  ------     ------
     Deferred tax assets
        Retirement benefits                          261        219
        Local taxes                                  201        348
        Other                                        227        111
        Tax loss carryforwards                     9,450      9,800
        Valuation allowance                       (9,450)    (9,800)
                                                  ------     ------
                                                     689        678
                                                  ------     ------
     Net deferred tax liabilities                 $1,581     $2,321
                                                  ======     ======

     At March 31, 1997, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $27,000,000 which will expire in 2000 through 2012 if not utilized. These NOLs are only utilizable by Gradco Systems, Inc. and its subsidiary, Venture Engineering, Inc. because Gradco (USA) Inc., the Company's other domestic subsidiary, is required to file a separate tax return. At this time it is not deemed more likely than not that these NOLs can be utilized and therefore a valuation allowance equal to the deferred tax benefit has been established. At March 31, 1997, the Company had unused investment tax and research and development credits for income tax purposes of $320,000 which, if not utilized, will expire in 1998 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss, investment tax, and research and development credit carryforwards which can be utilized.

     The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 1997, the Company's share of such undistributed foreign earnings totaled $6,200,000. Foreign withholding taxes of approximately $620,000 would be due upon remittance of these earnings.

NOTE 4--LICENSE REPURCHASE

     In 1986, the Company entered into an agreement with C. Itoh Electronics, Inc. (CIE) to terminate the exclusive Japanese license granted to CIE in 1983. The Company paid the equivalent of 1.864 billion yen ($11,500,000 in 1986-87), and is amortizing these costs over a period of 15 years. Amortization of the license repurchase amounted to $1,004,000, $1,158,000 and $1,436,000 in the years ended March 31, 1997, 1996 and 1995, respectively.


                                     S-12
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5-- SHORT TERM BORROWING ARRANGEMENTS

     GJ's U.S. subsidiary has a $2 million line of credit with Sumitomo Bank, Limited. There were no borrowings under this line at March 31, 1997. Notes payable at March 31, 1997 consist of $12,608,000 due to trade creditors in ninety days and are non-interest bearing.

     Information relative to short-term borrowings is as follows (in thousands):
                                                       Fiscal Year
                                             ------------------------------
                                              1997        1996        1995
                                              ----        ----        ----

     Maximum amount outstanding              $  -        $1,500      $1,500
     Average balance outstanding             $  -        $  111      $1,500
     Weighted average interest rate
       during the period                       N/A         6.7%        5.6%

NOTE 6--EMPLOYEE BENEFITS

     The Company's 1988 Stock Option Plan has 350,000 shares authorized for issuance. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant in the case of Incentive Stock Options and at or below fair market value in the case of Non-qualified Stock Options. The Company's 1982 Incentive Stock Option Plan, as amended, had 550,000 shares authorized for issuance. The 1982 Plan terminated on December 31, 1991 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options under the 1982 Plan (4,410 at March 31, 1997). No options may be exercised later than 10 years from the date of grant.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS 123, there would have been no effect on results of operations for fiscal 1996 and the effect on fiscal 1997 would have been immaterial.

     The following table summarizes stock option activity:
                                                   Weighted Average
                                    Number          Exercise Price
                                    ------         ----------------

     Outstanding March 31, 1994     284,110            $ 4.47
     Granted                         55,000              3.38
     Forfeited                         (200)             9.25
                                    -------
     Outstanding March 31, 1995     338,910              4.29
     Expired                        (15,000)             9.25
                                    -------
     Outstanding March 31, 1996     323,910              4.06



                                     S-13
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6--EMPLOYEE BENEFITS--(Continued)

     Granted                         11,500              3.38
                                    -------
     Outstanding March 31, 1997     335,410            $ 4.04
                                    =======

     Of the options outstanding at March 31, 1995, 1996 and 1997, options to purchase 278,910, 284,743 and 305,576 shares, respectively, were exercisable at weighted average prices of $4.50, $4.16 and $4.10 per share, respectively.

     The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 1997:

                           Options Outstanding             Options Exercisable
                 ---------------------------------------  ---------------------
                                  Weighted      Weighted               Weighted
                                   Average       Average                Average
   Range of        Number        Remaining      Exercise    Number     Exercise
Exercise Prices  Outstanding  Contractual Life    Price   Exercisable    Price
-------------------------------------------------------------------------------
 $2.38 to $3.38    206,500           5.6         $3.11      176,666     $3.06
  4.25 to 5.88      73,500           3.8          4.32       73,500      4.32
  6.75 to 8.31      55,410           2.1          7.13       55,410      7.13
                   -------                                  -------
                   335,410                                  305,576
                   =======                                  =======

     During fiscal 1995, the Company's Japanese subsidiary adopted a retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. Currently the plan is unfunded. At March 31, 1997, the Company has recorded an intangible pension asset of $228,000 and an accumulated benefit obligation of $730,000. The amount charged to expense in fiscal 1997, 1996 and 1995 was $149,000, $329,000 and $638,000, respectively.

     The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plans, the Company may match employee contributions contingent upon the Company's annual earnings performance. In fiscal 1997, the Company contributed $14,000 to the plans. No Company contributions were made during fiscal 1995 and 1996.

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






                                     S-14
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES--(Continued)

     Future minimum lease payments at March 31, 1997, under noncancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

                             1998         $  685,000
                             1999            604,000
                             2000            386,000
                             2001            369,000
                             2002            376,000
                             Thereafter          -
                                          ----------
                                          $2,420,000
                                          ==========

     Rent expense, net of sub-lease income, was approximately $914,000, $916,000 and $799,000 for fiscal years 1997, 1996 and 1995, respectively.

     In the following litigation, material claims have been asserted against the Company:

     HAMMA V. GRADCO SYSTEMS INC. ET AL., DUBOIS V. GRADCO SYSTEMS INC. ET AL. The Company and its (now former) president, Mr. Keith Stewart, have been sued in the U.S. District Court in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. Complaints in the two cases, which were consolidated for certain pretrial purposes, primarily allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damages issues so that a first trial would determine whether there is any liability and, if so, a second trial would determine damages.

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




                                     S-15
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7--COMMITMENTS AND CONTINGENCIES--(Continued)

     In June 1995, a jury found the Company to have liability in the lawsuit filed by John C. Hamma. The Company filed a motion in August 1995 to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect.

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

     The Company is presently unable to determine the amount of damages which are likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could only be settled from assets of Gradco Systems, Inc. (which consist primarily of its investment in GJ). An award of damages of the magnitude sought by the plaintiffs could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd., Gradco (USA) Inc. and Venture Engineering, Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

     There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.













                                     S-16
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8--CUSTOMER INFORMATION AND GEOGRAPHIC DATA

     The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

                                             Fiscal Year
                                   ------------------------------
                                    1997        1996        1995
                                    ----        ----        ----

     Xerox                           26%         29%         16%
     Rank Xerox                      17%         16%         N/A
     Mita                            11%         13%         19%
     Lanier                          11%         11%         N/A
     Sharp                           N/A         N/A         11%

Geographic data follows (in thousands):

                     Domestic   Europe     Asia     Eliminations   Consolidated
                     --------   ------    ------    ------------   ------------
March 31, 1997
--------------
     Net sales       $63,304    $ 134     $86,388     $(52,879)      $96,897
     Net earnings        600        1       2,578         (327)        2,852
     Assets           18,377       73      51,958      (12,322)       58,086

March 31, 1996
--------------
     Net sales       $62,194    $  89     $86,186     $(52,310)      $96,159
     Net earnings        647        3       2,610          -           3,260
     Assets           19,411       67      53,908      (15,371)       58,015

March 31, 1995
--------------
     Net sales       $34,968    $  94     $72,572      (28,496)      $79,138
     Net earnings        (72)       1       1,523          -           1,452
     Assets           20,037       82      61,120      (16,856)       64,383

     For the years ended March 31, 1997, 1996 and 1995 export sales were $18,618,000, $16,279,000 and $8,426,000, respectively, consisting principally of sales to Europe and Canada.















                                     S-17
                             GRADCO SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9--INTERIM FINANCIAL RESULTS (Unaudited)

                                                   Quarter
                              -------------------------------------------------
                                First     Second    Third     Fourth     Year
                                -----     ------    -----     ------     ----
                             (In thousands of dollars,except per share amounts)
1997
----
Net sales                      $25,546   $25,601   $21,950   $23,800   $96,897
Gross margin                     5,003     4,619     4,181     4,763    18,566
Earnings before income taxes     1,716     1,301     1,382     2,630     7,029
Net earnings                       792       550       625       885     2,852
Net earnings per common share  $   .10   $   .07   $   .08   $   .11   $   .36

1996
----
Net sales                      $24,505   $23,955   $24,389   $23,310   $96,159
Gross margin                     4,859     4,850     5,318     4,475    19,502
Earnings before income taxes     1,227     1,905     2,028     2,433     7,593
Net earnings                       301       819       908     1,232     3,260
Net earnings per common share  $   .04   $   .10   $   .12   $   .16   $   .42


































                                     S-18
                                                                   SCHEDULE II

                             GRADCO SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               For the years ended March 31, 1993, 1994 and 1995



                                            Additions
                              Balance at   Charged to                  Balance
                               Beginning    Costs and                  at End
                               of Year      Expenses    Deductions     of Year
                              ----------   ----------   ----------     -------

Year ended March 31, 1995:
--------------------------
     Allowance for doubtful
        accounts               $174,000     $ 18,000     $153,000     $ 39,000

Year ended March 31, 1996:
--------------------------
     Allowance for doubtful
        accounts               $ 39,000     $ 64,000     $    -       $103,000

Year ended March 31, 1997:
--------------------------
     Allowance for doubtful
        accounts               $103,000     $240,000     $284,000     $ 59,000





























                                      S-19