Form 10-Q/A
period 1996-12-31
GRADCO SYSTEMS INC
filed 1997-07-07
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                             (AMENDMENT NO. 1)

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

The Company took a charge of $284,000 in the previous quarter for an interim loan made to a prospective business partner when that company failed to obtain permanent financing. This item is included in selling, general and administrative expenses ("SG&A") for the nine months ended December 31, 1996. Foreign currency translation gains of $192,000 and $235,000 were included in SG&A for the three and nine months ended December 31, 1996 and gains of $462,000 and $695,000 were included in the corresponding periods of the previous year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.










                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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















                                      -10-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's operations are conducted principally through its wholly-owned subsidiary Venture Engineering, Inc. ("Venture"), its majority-owned subsidiary Gradco (Japan) Ltd. ("GJ") and GJ's wholly-owned subsidiary Gradco (USA) Inc. ("GJU"). Venture performs contract engineering and manufacturing services for OEMs and other customers, primarily for the U.S. market. GJ and GJU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines.

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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1996 decreased $2,961,000 and $129,000, respectively, from the comparable prior year periods. The decrease in the current quarter was principally as a result of a decrease in net sales of $2,439,000. Venture's net sales in its contract manufacturing business decreased $930,000. Unit sales in the copier market were 4% higher, but unit sales in the printer market were down. Sales denominated in yen were $1.9 million lower than they would have been had the yen not decreased by 11% against the dollar. Net sales for the nine-month period increased $248,000. Unit sales in the copier market were 2% higher and Venture showed an increase of $1,422,000 in net sales in its contract manufacturing business. Sales denominated in yen were $10.6 million lower than they would have been had the yen not decreased by 14% against the dollar. Revenue from development engineering services decreased by $856,000 and $699,000 in the three and nine-month periods, respectively, as copier projects partially funded by customers in the prior year were completed.

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



                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The results for the nine months ended December 31, 1996 has no gain or loss on trading securities as compared to a gain of $53,000 in the prior year's comparable period.

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

FINANCIAL CONDITION

Working capital increased to $19,438,000 at December 31, 1996 from $18,979,000 at March 31, 1996, an increase of $459,000. At December 31, 1996, the Company had $23,588,000 in cash, an increase of $4,065,000 from March 31, 1996, and minimal long-term debt. Major sources of funds were net income of $2.0 million and non-cash provisions of $2.1 million for depreciation and amortization. GJ has a 350 million yen (approximately $3 million) line of credit with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under these lines at December 31, 1996.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1996, there were no material commitments for capital expenditures.











                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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






































                                      -13-
                                   PART II
                              OTHER INFORMATION

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

































                                      -14-
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  July 7, 1997         HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-