Form 10-K/A
period 1996-03-31
GRADCO SYSTEMS INC
filed 1997-07-09
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

         AMENDMENT NO.2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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













































                                                                  EXHIBIT 10.19
CONFIDENTIAL TREATEMENT
Note: Confidential treatment has been requested for portions of this Exhibit, and these portions have been removed from this filing in the places labeled "CONFIDENTIAL TREATMENT."

                                   AGREEMENT

THIS AGREEMENT ("Agreement") made and entered into as of the seventeenth day of August, 1995 by and among Gradco (Japan) Ltd., a Japanese corporation having its principal place of business at Nagai Memorial Hall, 12-15, 2-Chome, Shibuya, Shibuya-ku, Tokyo 150 Japan and Gradco (USA) Inc., a California corporation and a wholly-owned subsidiary of Gradco (Japan) Ltd., having its principal place of business at 39 Parker, Irvine, CA 92718, USA (hereinafter collectively referred to as "Gradco") and Xerox Canada Ltd., a company continued under the laws of Canada having a place of business at 3060 Caravelle Drive, Mississauga, Ontario, Canada L4V 1L7(hereinafter referred to as "Xerox") with respect to the basic business terms and conditions for the development, production, purchase and sale of certain paper handling devices between the parties,

Witnesseth:

WHEREAS, Gradco is engaged in the business of research, development and production of certain paper handling devices for sale to original equipment manufacturers for use with office copiers and printers utilizing technologies developed by Gradco and has recently developed a new sorter with patented and patentable technology under its project name of Comet and desires to have a third party make versions of such sorter for Gradco for resale of certain sorters to various OEM customers.

WHEREAS, Xerox has engineering and manufacturing capacities and desires to use such capacities to make versions of such sorter for Gradco for resale of certain sorters to various OEM customers.

WHEREAS, prior to this Agreement, Gradco has completed technology transfer of certain presently known versions of such sorter to Xerox for Xerox to start production design and engineering as soon as possible.

NOW, THEREFORE, in consideration of the above and mutual covenants set forth below, Gradco and Xerox agree to the following,

1   Products
    --------
    This Agreement shall cover the versions of the Comet sorter defined in Exhibit A (hereinafter "Products") to be manufactured by Xerox as agreed between Xerox and Gradco for Gradco's customers.

2   Manufacture and Sale of Products
    --------------------------------
    During the term of this Agreement, Gradco shall perform product planning, marketing and sales of the Products and Xerox shall perform production design and engineering including modifications and improvements based on the basic design concept and technology of the Products provided by Gradco and manufacture of the Products for Gradco.

3   Purchase Orders
    ---------------
3.1 All purchases and sales shall be covered by individual purchase orders issued by Gradco and accepted by Xerox. All necessary information pertaining to individual deliveries of the Products, not covered under this Agreement, including but not limited to (i) purchase order number;
    (ii)customer name; (iii) Product versions and/or their model numbers; (iv) unit price; (v) quantity per model; (vi) destination for transactions;
    (vii) shipping week shall be covered under the individual purchase orders. The terms and conditions of this Agreement shall prevail in the event of any inconsistencies with the written terms and conditions of the individual purchase orders.
3.2 The standard order lead time of Xerox is eight (8) clear weeks FOB Exfactory after receipt of purchase order from Gradco. Xerox shall accept purchase orders from Gradco on a weekly basis to be received by Xerox by noon Friday EST. If Xerox has production flexibility issues with Purchase Order, Xerox will communicate these concerns to Gradco within five (5) working days, standard lead-time will then begin when such issues are resolved.
3.3 Gradco shall issue to Xerox upon written request from Xerox a Material Authorization to acquire parts or material required to satisfy Gradco's purchase orders which have lead time in excess of Xerox's normal eight (8) weeks FOB Exfactory lead time.
3.4 Xerox shall make a best effort to satisfy Gradco's inside of lead time emergency requests for the Products and spare parts.
3.5 Xerox requires five (5) months lead-time to increase manufacturing capacity for requests that drive total monthly requirements to a level greater than one hundred and twenty (120%) of manufacturing capacity to be agreed upon between the parties.
3.6 Gradco understands the importance and difficulty of maintaining production line by Xerox without a long-term commitment from Gradco. Xerox understands the nature of Gradco's business with OEM and the difficulty to obtain a long-term commitment from such OEM. Therefore, Gradco shall use its reasonable best efforts to keep monthly production quantity level of Xerox without a major increase or decrease, and provide Xerox with non-binding twelve (12) months forecast by the end of each calendar quarter.

4   Specifications
    --------------
4.1 Basic specification of the Products shall be agreed to by and between Gradco and Xerox with respect to the Products purchased by Gradco from Xerox to reflect the changes necessary, if any, to satisfy the requirements of Gradco's customers, and shall be added to Exhibit A.
4.2 Gradco and Xerox shall negotiate and amend the basic specifications, at the time such amendment is deemed necessary by both parties or those resulting from unintended causes.
4.3 Terms and conditions specified in the Purchase Orders, such as unit price, quantity, delivery date, shall be renegotiated by Gradco and Xerox, if they are affected by amendment to the specifications.

5   Delivery, Title and Risk of Loss
    --------------------------------
5.1 Delivery of the Products shall be FOB Exfactory Xerox dock. Title and risk of loss shall pass to Gradco from Xerox upon such delivery.
5.2 It is understood that delivery is the essence of this Agreement. In the event that there is a delay not attributable to Gradco, its customer or causes specified in Article 15, Xerox agrees to discount two percent (2%) for delays in delivery of greater than two (2) weeks and five percent (5%) for delays in delivery of greater than four (4) weeks from the total invoice amount of the corresponding shipments. This provision will not be in effect during the first three months of production of any new version of the Product, but Xerox agrees to use its best efforts to avoid any delay in delivery.

6   Price and Payment
    -----------------
6.1 The basic unit price of the Products shall be FOB Exfactory and as specified in Exhibit B set in US Dollars and/or in Japanese Yen and will be amended yearly by mutual agreement.
6.2 Gradco and Xerox are committed to a best effort to achieve a minimum of "CONFIDENTIAL TREATMENT" per cent year over year cost productivity provided Gradco orders quantities of the Products to justify price reductions. Currency impacts greater than plus or minus "CONFIDENTIAL TREATMENT" per cent of the unit price of the Products shall be shared equally by Gradco and Xerox. All cost adjustments shall be reviewed annually.
6.3 Payment by Gradco to Xerox shall be made by wire transfer to the designated bank account of Xerox by the twenty fourth (24th) day of the following month against all invoices issued by Xerox to Gradco for the Products delivered during each month. The penalty for late payments by Gradco to Xerox will be at a rate of twelve percent (12%) annual interest compounded daily for payments not remitted by the last day of the month due.
6.4 Gradco shall be responsible for all goods and services taxes and provincial taxes that are required for deliveries to Canadian customers.

7   Tooling
    -------
7.1 Gradco generic tooling as defined in Exhibit C and all unique tooling of Gradco's customer to be defined from time to time shall become the sole and exclusive property of Gradco and/or its customer upon the completion of amortization or payment by Gradco to Xerox under the terms and conditions to be agreed upon between the parties in each instance. Such tooling shall be used for the sole purpose of manufacturing the Products ordered by and for delivery to Gradco.
7.2 Tool life is guaranteed by Xerox for three hundred thousand (300,000) units of the Products for tooling that is common across versions of the Products as defined in Exhibit C and added from time to time. Tool life for tooling that is unique to particular versions of the Product will be defined from time to time and added to Exhibit C. Xerox shall use its best efforts to preserve and protect, normal wear and tear excepted, all tooling which is in the care, custody or control of Xerox, and shall promptly notify Gradco in the event of any casualty to or loss or destruction of such tooling and take such action as is necessary to save Gradco harmless.

8   Inspection and Warranty
    ------------------------
8.1 Xerox shall perform outgoing in-house inspection of each of the Products prior to shipment, in accordance with the outgoing in-house inspection standards as determined by the agreement of Gradco and Xerox. Gradco or its designated agent (including Gradco's customer) may attend such an inspection. Gradco may perform sampling tests on each shipment of the Products. If any outgoing in-house inspection of the Products fails the outgoing in-house inspection standards, Xerox shall withhold such shipment and repair such failed Products promptly at its cost and expense. If Xerox cannot effectively repair such shipment within thirty (30) days, Gradco may cancel the order of such failed shipment of the Products.
8.2 Xerox warrants that each of the Products sold by Xerox to Gradco shall conform to the specification and shall be free from defects in material and workmanship for twelve (12) months following installation on a Gradco's customer's copier or printer or eighteen (18) months from the date of delivery, whichever comes first. In the event of a breach of such warranty, Xerox shall be liable for repairing the Products or furnishing to Gradco replacement of defective part, promptly after Gradco notifies Xerox thereof. Xerox shall bear the costs for repairing the Products and for all necessary replacement parts, freights, duties, insurance and other expense in repairing the Products and furnishing such replacement parts to Gradco.
8.3 Xerox's obligation hereunder is conditioned upon the immediate submission within fifteen (15) days to Xerox by Gradco of a service report which specifies the defect in detail with such information as the Products' serial number and delivery date. When practicable and at Xerox's request, the defective Products shall be returned as promptly as is feasible with all shipping, insurance and other charges prepaid and reimbursed to Gradco, either to Xerox's factory or to some other place mutually agreeable to Xerox and Gradco. Xerox shall return the Products to Gradco or its customer with all shipping, insurance, and other charges prepaid. If the Products are found to be outside warranty or not defective, Gradco shall pay for all real and reasonable expenses incurred by Xerox.
8.4 In the event that Xerox receives a service report from Gradco and fails to repair the defective Products or fails to replace the defective parts, within thirty (30) days Gradco may undertake to repair the defective Products which are delivered to Gradco, provided that Xerox shall reimburse to Gradco reasonable costs of parts and labor charges required for repairing the defective Products upon receipt of a detailed written report of such costs from Gradco. Xerox shall furnish to Gradco, if requested by Gradco, technical information required to repair the defective Products.
8.5 Any claim arising under this paragraph shall be settled by the amicable cooperation between Gradco and Xerox in the best possible way to minimize and to avoid unnecessary expense and time.

9   Modification and Improvement of Products
    ----------------------------------------
9.1 Xerox shall be entitled to improve or modify the Products with regard to performance, reliability and overall quality with prior written consent of Gradco, which shall not be unreasonably withheld, provided that such change shall not adversely affect the form, fit or function of the Products.
9.2 Any modification to the Products which may be requested by Gradco and accepted by Xerox is subject to an equitable price change agreed to in each instance in writing by both parties.

10  Replacement Parts, Service
    --------------------------
10.1Xerox shall maintain a supply of replacement parts, enabling prompt supply of replacement parts upon request from Gradco. The delivery of the replacement parts shall be within two (2) months from the date of order for the Products in production. The delivery of replacement parts for the Products no longer in production shall be negotiated by both parties. Should Gradco move the production of any version of the Products to another manufacturer and terminate Xerox's manufacture of such version of the Products, Xerox shall no longer hold any liability to provide replacement parts for such version of the Products. In such instance, at termination, Xerox shall provide Gradco the opportunity for a one time purchase of component parts, terms and conditions of such purchase to be negotiated at that time.
10.2Price, minimum order quantity and emergency order handling charge for replacement parts shall be in accordance with the price list issued by Xerox and accepted by Gradco. The price of a full set of spare parts for units shall not exceed the price of one unit of the Products, plus or minus any cost specifically related to spare parts. Price is to be confirmed based on each order for replacement parts for the discontinued Products.
10.3a) The expected replacement life and price of individual replacement parts, as defined in Exhibit D, shall be agreed upon by the parties.
    b) Xerox shall maintain a supply of replacement parts for a term of seven
    (7) years after the date of final delivery of any individual Product, subject to a shorter term upon agreement of the parties. This seven (7) year term shall commence upon the failure of Gradco to order for delivery an average monthly volume of one thousand (1,000) units of the Products for any period of three consecutive months, subject to short term volume fluctuations below the rate of one thousand (1,000) units accepted by Xerox. This seven (7) year term will commence with respect to unique parts for any individual version of the Products, when Gradco either i) gives to Xerox six (6) months notice of discontinuation of that individual version of the Products or ii) fails to order that individual version of the Product for six (6) consecutive months, unless Gradco confirms by a forecast reflecting future orders for that individual version of the Products.
    c) Discontinuation of any parts or destroying of tooling materials shall be negotiated between the parties, on a case by case basis.
10.4Gradco shall be responsible for maintenance service for its customers.
    Xerox shall cooperate with Gradco for such service upon Gradco's request, provided that the reasonable cost and expense of Xerox shall be borne by Gradco.

11  Principal to Principal
    ----------------------
11.1The relationship between Gradco and Xerox shall be that of Buyer and Seller. Unless otherwise agreed upon separately, no license is granted by Gradco to Xerox or Xerox to Gradco under any patent or patent rights of either party.
11.2Neither party is in any way a legal representative or an agent of the other party for any purpose whatsoever. Neither party has any right or authority to assume or create, in writing or otherwise, any obligation of any kind, expressed or implied, in the name of or on behalf of the other.
11.3Gradco, during and after the term of this Agreement, may manufacture by itself or have a third party manufacture the Products.

12  Industrial Property Rights
    --------------------------
12.1Gradco shall defend at its expense and hold Xerox harmless from all claims, suits, damages arising out of actions or proceedings charging infringement of any and all patents, registered designs, copyright or other industrial property rights in any country of the world by reason of use of Gradco's data, technology (including but not limited to know how) by Xerox for manufacturing and sale of the Products pursuant to this Agreement.
12.2Xerox shall defend at its expense and hold Gradco and its customers harmless from all claims, suits, damages arising out of actions or proceedings charging infringement of any and all patents, registered designs, copyright or other industrial property rights in any country of the world by reason of use of Xerox's data, technology (including but not limited to know how) by Xerox for manufacturing and sale of the Products pursuant to this Agreement.
12.3In the event that either party becomes aware of any claim, suit, action or proceeding set forth above, such party shall promptly notify the other party thereof in writing and shall cooperate with the other in the defense thereof.
12.4It is understood and agreed between Gradco and Xerox that Xerox shall advise Gradco of Xerox's intention to file any patent application relating to the Products which may be implemented to the Products, and Gradco shall have the right to determine the implementation of any of the patents owned by Xerox into the Products and the right to request that improvements in the Products developed by Xerox under this Agreement shall not be implemented if they are patented. Xerox and Gradco shall determine in advance whether a Xerox patent implemented into the Products shall or shall not require a royalty payment in the event that Xerox no longer continues to manufacture the Products. Xerox agrees to permit Gradco to make, use, import and sell the Products under any such patent or patents subject or not subject to a royalty payment as agreed to in advance.

13  Product Liability
    -----------------
    Xerox agrees to indemnify, hold harmless, and defend Gradco, its subsidiaries and affiliates, and their customers from and against claims, damages, liabilities, costs, and expenses, including attorney's fees (hereinafter "Claim"), that may be claimed or asserted against them on account of any actual damage to property or any actual injury or death arising out of, in connection with, or resulting from the Products provided and/or services performed by Xerox under this Agreement, including poor workmanship or use of unauthorized material or parts in the Products, provided that any such Claim is not caused directly or indirectly by Gradco customer's host machine on which the Product is used or by any modification of the Products made by Gradco and/or its customers; provided that the design of the Products or selection of any part or construction method is deemed responsible for such Claim and utilized by Xerox was not at the specific direction of Gradco; provided that Xerox is promptly notified in writing of any Claim, given all reasonable assistance required, and permitted to direct the defense. Xerox shall have no liability for settlements or costs incurred without its consent.

14  Secrecy
    -------
14.1During the term of this Agreement and three years thereafter, neither party shall use the confidential information of the other nor disclose it within its own organization, without prior written consent of the other party which shall not be unreasonably withheld, except to the extent necessary for:
    (a) negotiations, discussions and consultations with personnel or authorized representatives of Gradco;
    (b) supplying Gradco with results of development services;
    (c) preparing bids, estimates and proposals for submission to Gradco;
    (d) any purpose that Gradco may hereinafter authorize in writing.
    The obligations of either party shall terminate with respect to any particular portion of the confidential information which:
    (a) was in the public domain at the time the communications were received;
    (b) entered the public domain through no fault of either party subsequent to the time of communication thereof to either party.
    (c) was in either party's possession, free of any obligation of confidence, at the time of communication thereof;
    (d) was rightfully communicated to either party free of any obligation of confidence, subsequent to the time of communication; or
    (e) was developed by employees or agents of either party independently of, and without reference to, information that either party has disclosed in confidence to any third party.
14.2Xerox shall advise its personnel, who have a need to know, of the existence of this Agreement, the fact that Xerox, subject to the issuance of Purchase Orders from Gradco, will be manufacturing products for third parties who are competitors of Xerox Corporation with respect to similar products, and that the use of the knowledge of the existence of this Agreement, or the content or details related to any Purchase Order received from Gradco under this Agreement for product delivery to any such third party, would be detrimental to both Xerox and Gradco and is forbidden as a matter of Xerox Policy.

15  Force Majeure
    -------------
    Neither Gradco nor Xerox shall be liable in any manner for failure or delay in fulfillment of all or part of this Agreement, directly or indirectly, owing to acts of God, governmental orders or restriction, war, threat of war, warlike conditions, hostilities, sanctions, mobilization, blockade, embargo, revolution, riot, strike, lockout, plague or other epidemics, fire, flood, earthquake, labor troubles that are not caused by Xerox fault or negligence but are causing cessation, slowdown or interruption of work, inability to procure materials, accessories, equipment or parts, or any other cause or circumstances beyond its control, provided that the party so affected shall give the other party a notice immediately after the occurrence of such failure or delay and that the parties involved shall hold discussions in good faith to settle the matter.

16  Term
    ----
16.1This Agreement shall become effective on the date and year first above written and, unless sooner terminated, shall remain in force for a period of three years after such effective date.
16.2Thereafter, this Agreement shall be automatically renewed from year to year under same terms and conditions unless termination notice is given by either party six months prior to the end of the term then in effect.
16.3In the event of the expiration of this Agreement, all orders placed by Gradco but not yet fulfilled by Xerox prior to the expiration date of this Agreement shall be valid and fulfilled by Xerox and all parts purchased by Xerox in accordance with Gradco's commitment in writing prior to the date of expiration of this Agreement shall be purchased and paid by Gradco.

17  Termination
    -----------
17.1If either party shall (i) become insolvent, file or have filed against it a petition of bankruptcy, (ii) make general assignment for the benefit of creditors, or (iii) be in breach of or default in any provision of this Agreement and not cure such breach of default within thirty days after notice thereof, the other party in addition to any of its other rights and remedies as a result thereof, shall have the right to terminate this Agreement by giving a written notice thereof.
17.2If it becomes impossible to continue manufacture and sale of the Products by reason of infringing any right of a third party, either party shall have the right to terminate this Agreement, provided that both parties shall negotiate in good faith terms and conditions for all orders not yet fulfilled at the time of such occurrence.
17.3In the event of termination, Gradco owns all tooling and product design.
    In the event that the contract is terminated before Gradco has completed payment for tooling, Gradco shall at the time of termination pay for all tooling and take ownership of said tooling.
17.4After termination, Gradco will within 30 days notify Xerox how to dispose of all tooling.

18  Notice and Other Communications
    -------------------------------
18.1Except as either party may hereafter notify the other in writing with respect to itself, the addresses of the parties for purposes of this Agreement shall be:
    Gradco (Japan) Ltd.
    Attn.: Tony Shinomiya, Senior Vice President
    Nagai Memorial Hall,
    12-15, 2-Chome, Shibuya, Shibuya-ku,
    Tokyo 150 Japan

    Xerox Canada Ltd.
    Attn.: Les Moore, Director Canadian Manufacturing Operations
    3060 Caravelle Drive, Mississauga
    Ontario, Canada L4V 1L7
18.2All orders, notices, reports, payments and communication pursuant hereto are to be delivered to the intended receiving party by hand or registered mail, or by confirmed facsimile, to the address provided in paragraph 18.1 hereof, and shall be deemed delivered when handed or mailed to the intended receiving party.

19  Severability
    ------------
    This Agreement is intended to be valid and effective throughout the world and, to the extent permissible under applicable law, shall be construed in a manner to avoid violation of or invalidity under any applicable law. Should any provision hereof nevertheless be or become invalid, illegal or unenforceable under any applicable law, the other provisions hereof shall not be affected, and to the extent permissible under applicable law, any such invalid, illegal or unenforceable provision shall be deemed amended lawfully to conform to the intent of the parties.

20  Governing Law
    -------------
    In the event either party discovers any doubts or differences of interpretation in this Agreement, both parties endeavor to resolve such issues amicably out of court for mutual benefit. If the dispute has not been resolved by negotiation as provided herein, the parties shall endeavor to settle the dispute by minitrial under the then current Center for Public Resources (CPR) Model Minitrial Procedure. The parties will agree on a neutral advisor with assistance of CPR. The laws of New York State shall govern in interpretation of this Agreement.

21  Non-Assignability
    -----------------
    This Agreement shall not be assigned or transferred by either party without the written consent of the other, except in the event of any reorganization of Xerox, or except to a successor in ownership of all or substantially all the assets of the assigning or transferring party, and which successor shall expressly assume in writing the performance of all the terms and conditions of this Agreement to be performed by the assigning or transferring party as if it were named herein the place of the assigning or transferring party.

22  Entire Agreement, Modifications
22.1This Agreement constitutes the entire understanding of the parties relating to the subject hereof and supersedes all other agreements and understandings, whether written or oral.
22.2This Agreement may be amended or modified only in writing signed by the duly authorized representatives of the respective parties.

23  Non-Waiver
    ----------
    All rights and remedies of the parties hereto are separate and cumulative, and no one of them, whether exercised or not, shall be deemed to limit or exclude any other rights or remedies which the parties hereto may have.
    The parties hereto shall not be deemed to waive any of their rights or remedies under this Agreement except by a duly executed written waiver. No delay or omission on the part of either party in exercising any right or remedy shall operate as a waiver of such right or remedy or any other right or remedy. A waiver of any right or remedy on any one occasion shall not be constructed as a bar to or waiver of such right or remedy on any future occasion.

24  Disclaimer
    ----------
    In no event shall either party be liable to the other for lost contracts or lost profits or any special, indirect, incidental or consequential damages in any way arising out of or in connection with this Agreement however caused under a claim of any type or nature based on any theory of liability (including contract, tort, or warranty) even if the possibility of such damages has been communicated. This disclaimer does not apply to the indemnification of the other party specified in this Agreement nor to the obligations under Article 14.

25  Headings
    --------
    Headings contained in this Agreement are solely for the convenience of the parties hereto and shall not be deemed to or be used to define, construe or limit any of the provisions hereof.

26  Publicity
    ---------
    Neither party shall issue a press release or other like publicity of any nature regarding this Agreement without the other party's written approval; provided, however, that such approval shall be deemed to have been given to the extent such disclosure is required to comply with governmental rules, regulations or requirements. In such event, the publishing party shall review the text of such disclosure with the other party prior to such disclosure. Without prior written consent of Xerox, Gradco shall not (a) make any news release, public announcement, denial or confirmation of this Agreement or its subject matter, or (b) advertise or publish any facts relating to this Agreement.



    IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed in duplicate originals by its duly authorized representative.


Gradco (Japan) Ltd.                       Xerox Canada Ltd.




By:____________________________         By:____________________________
        Masakazu Takeuchi                           Les Moore
            President                   Manager, Input/Output Business Centre &
                                        Director, Canadian Manufacturing
                                        Operations



Gradco (USA) Inc.




By:____________________________
        Masakazu Takeuchi
            President


                                   EXHIBIT A

                             "COMET SPECIFICATION"


         (TO BE AMENDED BY THE PARTIES FROM TIME TO TIME, AS AGREED)






















































                                     Comet

                        10 Bin and 20 Bin Sorter Stapler

                                  Preliminary

                             Product Specifications


                                 April 4, 1995

                Rev.        Date
                ----       ------
                 A         4/4/95
                 B        4/14/95
                 C         8/7/95
                 D        8/11/95











































Table of Contents                                                        Page
-----------------
1  PRODUCT SUMMARY                                                        4
2  PRODUCT CONFIGURATION                                                  4
   2.1  Number of Bins                                                    4
   2.2  Physical Size                                                     4
        2.2.1  With Stapler                                               4
        2.2.2  Without Stapler                                            4
   2.3  Host Feed Speed / Inter-Copy Gap                                  4
   2.4  Electrical Configuration                                          4
        2.4.1  With / DC Power Supply                                     4
        2.4.2  No Power Supply - DC Supplied from the host                4
   2.5  Customer Appearance and Accessory                                 4
        2.5.1  Color and Finish                                           4
        2.5.2  Manuals and Labels                                         4
        2.5.3  Cover Gap                                                  4
3  PERFORMANCE                                                            5
   3.1  Paper Size                                                        5
   3.2  Paper Weight                                                      5
        3.2.1  Non Sort Mode                                              5
        3.2.2  Sort / Group / Staple Mode                                 5
   3.3  Bin Capacity                                                      5
   3.4  Set Registration                                                  5
        3.4.1  Staple Mode                                                5
        3.4.2  Other Modes                                                5
   3.5  Stapling                                                          5
        3.5.1  Staple Capacity                                            5
        3.5.2  Staple Location                                            5
        3.5.3  Staple Cartridge Capacity                                  5
   3.6  Staple Mode                                                       6
        3.6.1  Auto Staple Mode                                           6
        3.6.2  Manual Staple Mode                                         6
        3.6.3  Offline Staple Mode                                        6
   3.7  Stapling Speed                                                    6
4  HOST MACHINE                                                           6
   4.1  Speed (sheets per minutes)                                        6
   4.2  Exited Paper Registration                                         6
5  AUDIBLE NOISE                                                          6
6  RELIABILITY                                                            6
   6.1  This Product                                                      6
        6.1.1  Product Life                                               6
        6.1.2  Jam Rate                                                   6
        6.1.3  Mis-sort Rate                                              6
        6.1.4  MTBF                                                       6
        6.1.5  MTTR                                                       6
   6.2  Stapler                                                           6
        6.2.1  Product Life                                               6
        6.2.2  Staple Jam                                                 6
7  ELECTRICAL CHARACTERISTICS                                             7
   7.1  Electrostatic Discharge Susceptibility                            7
   7.2  Impulse Noise Immunity                                            7
   7.3  Low Voltage (Brown-Out)                                           7
8  ELECTRICAL INTERFACE                                                   7
9  AGENCY COMPLIANCE                                                      7
   9.1  Safety Agency                                                     7
   9.2  Noise Emission                                                    7
   9.3  Others                                                            7


                                     Page 2
                                                                         Page

10 MAINTENANCE                                                            7
11 ENVIRONMENT                                                            7
   11.1  Operating Environment                                            7
   11.2  Storage and Transportation Environment                           7
   11.3  Standard Environment                                             7
12 PACKAGING                                                              8
   12.1  Drop Test                                                        8
   12.2  Vibration Test                                                   8
   12.3  Compression Test                                                 8
13 DELIVERABLES                                                           8
   13.1  Phase 1 - 1st Proto Type                                         8
   13.2  Phase 2 - 2nd Proto Type                                         8
   13.3  Phase 3 - Pilot Build Unit                                       8
   13.4  Preproduction                                                    8











































                                     Page 3
                       PRELIMINARY PRODUCT SPECIFICATIONS
                              Comet Sorter Stapler

1  PRODUCT SUMMARY
   The Comet is targeting Segment 2-3, for mid end market. The concept of this product is COMPACT and LOW COST. There are four (4) variations of Comet, such as 10 bin with stapler, 10 bin without stapler, 20 bin with stapler and 20 bin without stapler. Without stapler version does not come equipped with Stapler assy / Paper Aligner assy.

2  PRODUCT CONFIGURATION
   2.1  Number of Bins
        10 or 20 Bins (Including Top Tray)
   2.2  Physical Size - Target
        2.2.1  With Stapler
               Depth:      550mm
               Height:     260mm (10 Bin), 450mm (20 Bin)
               Width:      350mm
               Weight:     14kg (10 Bin), 20kg (20 Bin) - No Paper
        2.2.2  Without Stapler
               Depth, Height and Width are same as with Stapler version.
               Weight:     10kg (10 Bin), 15kg (20 Bin) - No Paper

               DRAWING OMITTED
               Drawing indicates that depth of sorter is measured from the front of the host copy machine to the back, width is measured from the host copy machine to the start of the paper trays and height is measured from top to bottom of the sorter.
   2.3  Host Feed Speed / Inter-Copy Gap
        TBD
   2.4  Electrical Configuration
        Customer can select either with AC / DC Power Supply inside the sorter or not. The unit must operate under the following condition.
        2.4.1  With / DC Power Supply
               From 85V to 265VAC, 50 and 60 (plus or minus 0.5) Hz
        2.4.2  No Power Supply - DC Supplied from the host
               24 plus or minus 1 VDC     Peak 4.5A
                                          Typical 1.0A
               5 plus or minus 0.25 VDC   Peak 0.4A
                                          Typical 0.15A
   2.5  Customer Appearance and Accessory
        Color and physical appearance must be harmonized with the host machine.
        2.5.1  Color and Finish
               Color and Finish to be complied with Customer's request.
        2.5.2  Manuals and Labels
               Artworks for Manuals and Labels shall be provided by customer.
        2.5.3  Cover Gap
               Cover gap must be maintained within 2 plus or minus 1 mm.
               Covers must be kept in parallel. Recess must be provided for visible screw-heads. Covers are preferably backed up, then operator cannot see through the inside.








                                     Page 4
3  PERFORMANCE
   The sorter must comply with the following requirement when standard condition, as follows, is met.
   Standard Condition
   ------------------
     Customer's Genuine Standard Paper (75g/square meter or 80g/square meter) A4 or Letter Size Paper
     Standard Environment
   Some degradation is expected when the condition is not standard.
   3.1  Paper Size
                           Paper Orientation
        A3/Ledger                  SEF
        B4/Legal                   SEF
        A4/Letter                SEF/LEF
        B5                       SEF/LEF
        A5/Stat                  SEF/LEF
        A6/Post Card               SEF
        Note: "Stat" stands for "Statement, 8 1/2 X 5 1/2 size paper.

               DRAWING OMITTED
               Drawing indicates direction of SEF (short edge feed) and
               LEF (long edge feed).
   3.2  Paper Weight
        55g/square meter to 200g/square meter
        3.2.1  Non Sort Mode
        55g/square meter to 200g/square meter
        Special materials (such as Transparency, Labels, etc.) to be tested and agreed for performance prior to specification sign off.
        3.2.2  Sort / Group / Staple Mode
        55g/square meter to 127g/square meter (2 sheets of 200g/square meter must be allowed for cover sheet copy mode.
   3.3  Bin Capacity
                              Non Sort     Sort    Group   Staple
        A3/Ledger               150         25      15       25
        B4/Legal                150         30      20       30
        A4/Letter               150         50      35       50
        B5                      150         50      35       50
        A5/Stat                 150         N/A     N/A      N/A
        A6/Post Card            150         N/A     N/A      N/A
   3.4  Set Registration
        3.4.1  Staple Mode
               Side to Side:           1mm
               Direction of Feed:      1mm
        3.4.2  Other Modes
               Side to Side:           plus or minus 6mm
               Direction of Feed:      12mm
   3.5  Stapling
        3.5.1  Staple Capacity
               50 sheets
        3.5.2  Staple Location

               DRAWING OMITTED
               Drawing indicates staple is to be located 6mm from the top edge of the paper and 6mm from the left edge at a 45 degree angle.
        3.5.3  Staple Cartridge Capacity
               5,000 staple wires



                                     Page 5
   3.6  Staple Mode
        Following 3 modes are available for stapling. To enable manual and offline staple described below, the unit must have Manual Staple
        Button and LED on itself.
          Manual Staple Button: This is provided to initiate manual staple. Manual Staple LED: This is provided to indicate the condition of the products for staple whether stapling is possible or not.
        3.6.1  Auto Staple Mode
               In this mode, stapling is automatically performed after the sort job is completed. This mode is normally selected by pressing auto-staple select button on host machine. This mode is only selectable when the host copier has a DADF, or is a printer.
        3.6.2  Manual Staple Mode
               After sort job is completed, the operator can select and execute manual stapling by pressing Manual Staple Button on the product when Manual Staple LED is lit.
        3.6.3  Offline Staple Mode
               Operator can perform staple for one set by inserting a set on top tray, then pressing Manual Staple Button.
   3.7  Stapling Speed
        25 seconds for 20 Bins

4  HOST MACHINE
   4.1  Speed (sheets per minutes)
        Up to 50cpm Engines
   4.2  Exited Paper Registration
        Center or Front Registration
5  AUDIBLE NOISE
   Less than 49dB(A) - Except stapling noise (60dB(A) for stapling peak)

6  RELIABILITY
   6.1  This Product
        6.1.1  Product Life
               2,500,000 sheets or 5 years when the following duty cycle is applied.
               35% Sort and Staple
               15% Sort Only
               50% Non Sort
        6.1.2  Jam Rate
               1/5,000
        6.1.3  Mis-sort Rate
               1/10,000
        6.1.4  MTBF
               250,000 sheets
        6.1.5  MTTR
               30 minutes
   6.2  Stapler
        6.2.1  Product Life
               200,000 shuts
        6.2.2  Staple Jam
               20/200,000








                                     Page 6
7  ELECTRICAL CHARACTERISTICS
   7.1  Electrostatic Discharge Susceptibility
        Rise Time:                     5nsec max.
        Half amplitude width:          30nsec
        RC:                            200pF, 200ohms
        At peak voltage of +15kV:      Pass
        At peak voltage of +20kV:      Fail, but no damage
        Test Environment:              18 degrees C/64 degrees F to
                                       25 degrees C/77 degrees F, 40% to 60%RH
   7.2  Impulse Noise Immunity
        Fast rising, low energy conducted pulse.
        Rise Time:                     from 5 to 10nsec
        Pulse Width:                   from 100 to 800nsec
        Pulse value of 1kV:            Pass
        Pulse value of 2kV:            Fail, but no damage
   7.3  Low Voltage (Brown-Out)
        Correct sorter functionality with the following condition.
        V1:          0% of nominal line voltage for 0.5cycles/10msec
        V2:          70% of nominal line voltage for 25cycles/0.2msec
        V3:          90% of nominal line voltage continuously

8  ELECTRICAL INTERFACE
   The product must have RS-422 serial port to communicate with the host machine. Details of electrical interface will be specified separately by Interface Specifications.

9  AGENCY COMPLIANCE
   This product shall comply with the following requirements.
   9.1  Safety Agency
        UL1950, CSA22.2 No. 950
        TUV-GS (IEC 950)
   9.2  Noise Emission
        FCC Part 15 Class B
        VDE 0871 Class B
   9.3  Others
        CE Mark
        Blue Angel

10 MAINTENANCE
   No special tool is required.

11 ENVIRONMENT
   11.1  Operating Environment
         Temperature:         10 degrees C to 30 degrees C
         Humidity:            15% to 85%RH
   11.2  Storage and Transportation Environment
         Temperature:         -15 degrees C to 55 degrees C
         Humidity:            10% to 85%RH
   11.3  Standard Environment
         Temperature:         15 degrees C to 26 degrees C
         Humidity:            40% to 60%RH








                                     Page 7
12 PACKAGING
   For environment protection, use of Expanded Polystyrene and Glued Fabrication is not permitted, and packaging material must be recyclable. Details such as appearance / size of carton are to be described separately in Packaging Specifications.
   12.1  Drop Test
         NSTA Project 1A ir JIS-Z0200 Level I and II
   12.2  Vibration Test
         NSTA Project 1A ir JIS-Z0200 Level I and II
   12.3  Compression Test
         Packed unit must withstand under the load of units stacked in 5m high warehouse with safety factor 5.

13 DELIVERABLES
   Basic required deliverables from CMOT to Gradco are as follows. Each prospect may have each individual requirement. Such individual requirements are to be discussed and agreed at the early stage of each customizing task.
   13.1  Phase 1 - 1st Proto Type
         Proto 1 Hardware
         Principles of Operation
         Test Data
   13.2  Phase 2 - 2nd Proto Type
         Proto 2 Hardware
         Test Data
         Draft Functional Description
         Draft Spare Parts List
   13.3  Phase 3 - Pilot Build Unit
         Pilot Build Hardware
         Test Data
         Final Functional Description
         Draft Assembly Instructions
         Final Spare Parts List
         Draft Spare Parts Drawing
         Draft Indented BOM
         Draft Electrical Schematics & Wiring Diagram
         Service Document (Adjustment and Replacement Instruction)
   13.4  Preproduction
         Preproduction Hardware
         Test Data
         Quality Plan
         Final Assembly Instructions
         Final Spare Parts Drawing
         Final Electrical Schematics & Wiring Diagram
         Final Indented BOM
         Complete Drawing Package for all parts
         SPC Process Qualification Data













                                     Page 8
                                   EXHIBIT B

                                BASIC UNIT PRICE

                       (to be amended yearly, as agreed)

A table listing prices for 20 bin and 10 bin sorters to be made for Xerox Corporation and Rank Xerox as well as generic versions, both with and without stapler. The pricing is stated separately for CBOM (consolidated bill of materials), labor, G&A, profit, subtotal, packaging and transfer price (total).

All prices are subject to "CONFIDENTIAL TREATMENT".
















































                                   EXHIBIT C

                              GRADCO UNIQUE TOOLING

A table listing tooling costs (in thousands of dollars) for 20 bin and 10 bin sorters to be made for Xerox Corporation and Rank Xerox as well as generic versions, both with and without stapler. The tooling costs are stated separately for alignment assembly, covers, elevator assembly, latch & mounting, mechanical frame assembly, miscellaneous, paper feed module, stapler feeder, transport assembly, tray assembly, subtotal, assembly tooling and total. Footnotes state that (1) generic 20 and 10 bin with and without stapler will use the same cover set and (2) unique generic tooling and M&E costs are only estimates; final tooling and M&E costs are subject to change based on the specifications required by each customer.

All amounts are subject to "CONFIDENTIAL TREATMENT".












































                                   EXHIBIT D

                                SPARE PARTS LIST

                            "CONFIDENTIAL TREATMENT"






















































                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  July 9, 1997
                             GRADCO SYSTEMS, INC.
                             --------------------
                             Registrant



                             By:  /s/ Bernard Bressler
                                  ------------------------------------
                                  Bernard Bressler
                                  Secretary and Treasurer