Form 10-Q
period 1997-06-30
GRADCO SYSTEMS INC
filed 1997-07-30
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 1997 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                           at June 30, 1997
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,799,494















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 1997 and March 31, 1997                   3

     Consolidated Statements of Operations
        for the Three Months Ended
        June 30, 1997 and June 30, 1996                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 1997 and June 30, 1996                      5-6

     Notes to Unaudited Consolidated Financial Statements    7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11-12

Part II.  Other Information                                   13
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    1997            1997
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $21,543         $18,335
     Accounts receivable, net                       39,460          24,583
     Inventories                                     1,929           1,759
	Deferred income taxes						266             252
     Other current assets                              389             327
                                                   -------         -------
          Total current assets                      63,587          45,256
Furniture, fixtures and equipment, net               2,003           2,054
License repurchase                                   4,121           4,069
Excess of cost over acquired net assets              1,267           1,278
Other assets                                         6,031           5,429
                                                   -------         -------
                                                   $77,009         $58,086
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $13,115         $10,939
     Notes payable to suppliers                     23,554          12,608
     Accrued expenses                                  853             684
     Income taxes payable                            2,661           1,596
     Current installments of long-term debt             12              11
                                                   -------         -------
          Total current liabilities                 40,195          25,838
Long-term debt, excluding current installments          12              15
Non-current liabilities                              1,005             889
Deferred income taxes                                1,895           1,833
Minority interest                                   15,823          14,172
                                                   -------         -------
          Total liabilities                         58,930          42,747
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,799,494 and
        7,798,909 shares outstanding June30, 1997
        and March 31, 1997, respectively            44,618          44,618
     Deficit                                       (28,584)        (30,358)
     Currency translation adjustments                2,045           1,079
                                                   -------         -------
                                                    18,079          15,339
                                                   -------         -------
                                                   $77,009         $58,086
                                                   =======         =======


         See accompanying notes to consolidated financial statements.



                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1997        1996
                                             ----------  ----------
Revenues:

Net sales                                     $39,802     $25,546
Development engineering services                  295         272
Licenses and royalties                            665         564
                                              -------     -------
                                               40,762      26,382
                                              -------     -------
Costs and expenses:

Cost of sales                                  31,841      20,543
Research and development                          918         994
Selling, general and administrative             2,860       3,168
                                              -------     -------
                                               35,619      24,705
                                              -------     -------
Income from operations                          5,143       1,677

Interest expense                                   (1)         (1)
Interest income                                    36          40
                                              -------     -------
Earnings before income taxes
     and minority interest                      5,178       1,716
Income tax expense                              2,381         673
Minority interest                               1,023         251
                                              -------     -------
Net earnings                                  $ 1,774     $   792
                                              =======     =======


Earnings per common share                     $  0.23     $   .10
                                              =======     =======


Weighted average shares
     outstanding (000's)                        7,799       7,799


          See accompanying notes to consolidated financial statements.









                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1997          1996
                                                     --------      --------
Cash flows from operating activities:
Net income                                           $ 1,774       $   792
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     268           289
        Amortization                                     354           426
        Deferred income taxes                             85           308
        Provision for losses on accounts receivable      -               9
        Gain on sale of property and equipment           -              (2)
        Minority interest                              1,023           251
        Increase in accounts receivable              (13,087)       (3,099)
        (Increase) decrease in inventory                (144)          386
        Increase in prepaid assets                       (44)         (715)
        Increase in other assets                         (54)         (195)
        Increase (decrease) in accounts payable        1,352          (275)
        Increase in notes payable to suppliers         9,530         4,424
        Increase in accrued expenses                     148           313
        Increase (decrease) in income taxes payable      943        (2,089)
        Increase in other liabilities                     56            42
                                                     -------       -------
          Total adjustments                              430            73
                                                     -------       -------
          Net cash provided by operations              2,204           865
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                   (116)         (303)
Proceeds from sale of property and equipment             -               4
                                                     -------       -------
          Net cash used in investing activities         (116)         (299)
                                                     -------       -------

















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1997          1996
                                                     --------      --------
Cash flows from financing activities:
Repayment of notes in excess of three months              (3)           (3)
Dividend to minority shareholders                        -            (231)
                                                     -------       -------
         Net cash used in financing activities            (3)         (234)
                                                     -------       -------
         Effect of exchange rate changes on cash       1,123          (381)
                                                     -------       -------
Net increase (decrease) in cash
   and cash equivalents                                3,208           (49)
Cash and cash equivalents at beginning of period      18,335        19,523
                                                     -------       -------
Cash and cash equivalents at end of period           $21,543       $19,474
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $    1        $    1
Income taxes                                           1,231         2,462



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency translation gains of $167,000 and $34,000 are included in selling, general and administrative expenses for the three months ended June 30, 1997 and 1996, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              1997        1997
                                            ---------   ---------
Raw materials                                $  440      $  499
Work-in-process                                 804         570
Finished goods                                  685         690
                                             ------      ------
                                             $1,929      $1,759
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

Gradco (Japan) Ltd.'s U.S. subsidiary has a $2 million credit line with Sumitomo Bank Limited. At June 30, 1997, there were no borrowings on this line.








                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1998 in the countries where the Company operates applied to results of the quarter. The Company has given no benefit to loss carryforwards available for U.S. tax purposes as recent loss experience from operations of the U.S. companies to which these carryforwards apply does not support realization of such benefits.

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 in the three months ended June 30, 1997 and 1996. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which establishes a simplified computation of earnings per share ("EPS"). Under SFAS 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. The Company will adopt SFAS 128 during the third quarter of the current fiscal year, as required. The adoption of SFAS 128 is not expected to have a material effect on the Company's reported net earnings per common share.

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

The Company is presently unable to determine the amount of damages which is likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could only be settled from assets of Gradco Systems, Inc. (which consist primarily of its investment in GJ). An award of damages of the magnitude sought by the plaintiffs could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd., Gradco (USA) Inc. and Venture Engineering, Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.





                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SUBSEQUENT EVENT

On June 5, 1997, the Company announced that GJ had obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share. The transaction was consummated in July. The total price of approximately $11.1 million was paid from available cash of GJ. The Company's ownership in the stock of GJ increased from 58.6% to 90.0%.
















































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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 increased $14,380,000 from the amount in the prior year's first quarter principally from an increase in net sales. Although unit sales in both the copier and printer markets more than doubled, this volume increase was partially offset by a lower average sales price in the copier units. The reduction in unit sales price was due to a weaker yen as well as the introduction of a new lower-priced product line. Sales denominated in yen were $2.8 million lower than they would have been had the yen not decreased by 11% against the dollar when compared to the same period in the previous year. The introduction of a new product line typically results in a temporary spike in demand as customers purchase the new product before phasing out the old versions. The Company anticipates that unit sales in subsequent quarters will decrease somewhat from this quarter's level.

Cost of sales as a percentage of net sales decreased to 80.0% from 80.4% for the three months ended June 30, 1997 and June 30, 1996, respectively.

Research and development expenses ("R&D") in the current quarter totaled $918,000, 2.3% of revenues, compared to $994,000, 3.8% of revenues, in the prior year's comparable period.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,860,000, 7.0% of revenues, compared to $3,168,000, 12.0% of revenues, in the prior year's comparable period, a decrease of $308,000. Approximately $225,000 of this decrease is due to the favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen.

As a result of the above factors, earnings before income taxes and minority interest increased to $5,178,000 in the current quarter from $1,716,000 in the first quarter of fiscal 1997. The effective tax rate increased to 46.0% from 39.2% because a larger proportion of the pre-tax income was earned in Japan where the tax rate is higher than the U.S. rate.


                                      -11-
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION


Minority interest increased more than proportionally because a higher portion of the consolidated net income was earned by GJ and its subsidiaries in the current quarter than in the first quarter of fiscal 1997.

FINANCIAL CONDITION

Working capital increased to $23,392,000 at June 30, 1997 from $19,418,000 at
March 31, 1997.   At June 30, 1997, the Company had $21,543,000 in cash, an
increase of $3,208,000 from March 31, 1997, and minimal long-term debt. Cash provided by operations was $2.2 million, primarily from net earnings of $1.8 million, non-cash provisions of $1.6 million for depreciation, amortization and minority interest, an increase of $11.8 million in accounts, notes and income taxes payable and offset by $13.1 million in increased accounts receivable. Cash increased another $1.1 million as a result of exchange rate changes. GJ has informal credit facilities with a Japanese bank and has established a $2 million line of credit for its U.S. subsidiary. There were no borrowings under this line at June 30, 1997.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 1997, there were no material commitments for capital expenditures except for the repurchase of 4,271,000 shares of GJ stock by GJ for approximately $11.1 million, as discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements. Given the Company's current working capital, its available credit facilities and expected cash flows from operations, it is not anticipated that the reduction of cash as a result of this transaction will have any adverse effect upon operations.

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  July 30, 1997        HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -14-