Form 10-Q
period 1997-09-30
GRADCO SYSTEMS INC
filed 1997-11-12
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 1997 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at September 30, 1997
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,799,598















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 1997 and March 31, 1997              3

     Consolidated Statements of Operations
        for the Three and Six Months Ended
        September 30, 1997 and September 30, 1996             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 1997 and September 30, 1996             5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         11-13

Part II.  Other Information                                   14
































                                      -2-
                              GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September, 30     March 31,
                                                    1997            1997
                                                -------------   ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $11,974         $18,335
     Accounts receivable, net                       31,713          24,583
     Inventories                                     2,126           1,759
	Deferred income taxes						892             252
     Other current assets                              365             327
                                                   -------         -------
          Total current assets                      47,070          45,256
Furniture, fixtures and equipment, net               1,760           2,054
License repurchase                                     705           4,069
Excess of cost over acquired net assets              1,256           1,278
Deferred income taxes                                1,368             -
Other assets                                         5,493           5,429
                                                   -------         -------
                                                   $57,652         $58,086
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                          $ 1,000         $   -
     Accounts payable                                9,626          10,939
     Notes payable to suppliers                     17,421          12,608
     Accrued expenses                                  961             684
     Income taxes payable                            3,236           1,596
     Current installments of long-term debt             11              11
                                                   -------         -------
          Total current liabilities                 32,255          25,838
Long-term debt, excluding current installments           9              15
Non-current liabilities                              2 809             889
Deferred income taxes                                  -             1,833
Minority interest                                    2,614          14,172
                                                   -------         -------
          Total liabilities                         37,687          42,747
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, 7,799,598 and
          7,798,909 shares outstanding
          September 30, 1997 and March 31,
          1997, respectively                        44,665          44,618
     Deficit                                       (27,204)        (30,358)
     Currency translation adjustments                2,504           1,079
                                                   -------         -------
          Total shareholders' equity                19,965          15,339
                                                   -------         -------
                                                   $57,652         $58,086
                                                   =======         =======

         See accompanying notes to consolidated financial statements.

                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     1997       1996         1997       1996
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $28,785    $25,601      $68,587    $51,147
Development engineering services        298        237          593        509
Licenses and royalties                  842        667        1,507      1,231
                                    -------    -------      -------    -------
                                     29,925     26,505       70,687     52,887
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        23,532     20,982       55,373     41,525
Research and development                684        898        1,602      1,892
Selling, general and administrative   3,564      3,372        6,424      6,540
                                    -------    -------      -------    -------
                                     27,780     25,252       63,399     49,957
                                    -------    -------      -------    -------
Income from operations                2,145      1,253        7,288      2,930

Interest expense                         (1)        (1)          (2)        (2)
Interest income                          54         49           90         89
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            2,198      1,301        7,376      3,017
Income tax expense                      756        547        3,137      1,220
Minority interest                        63        204        1,086        455
                                    -------    -------      -------    -------
     Net earnings                   $ 1,379    $   550      $ 3,153    $ 1,342
                                    =======    =======      =======    =======

Earnings per common share           $  0.18    $  0.07      $  0.40    $  0.17
                                    =======    =======      =======    =======

Weighted average shares
     outstanding (000's)              7,800      7,799        7,800      7,799


         See accompanying notes to consolidated financial statements.











                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1997          1996
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 3,153       $ 1,342
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      518           588
        Amortization                                      505           844
        Deferred income taxes                            (796)          136
        Provision for losses on accounts receivable       -             302
        Stock based compensation                           47           -
        Minority interest                               1,086           455
        Increase in accounts receivable                (6,128)       (4,763)
        (Increase) decrease in inventory                 (358)          810
        Increase in prepaid assets                        (31)         (566)
        Decrease (increase) in other assets               208          (977)
        (Decrease) increase in accounts payable        (1,392)        1,733
        Increase in notes payable to suppliers          4,657         3,659
        Increase in accrued expenses                      274           707
        Increase (decrease) in income taxes payable     1,699        (1,837)
        Increase in other liabilities                     100           110
                                                      -------       -------
          Total adjustments                               389         1,201
                                                      -------       -------
          Net cash provided by operations               3,542         2,543
                                                      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                    (182)         (654)
Proceeds from sale of property and equipment              -               4
Purchase of minority interest                         (11,139)          -
                                                      -------       -------
          Net cash used in investing activities       (11,321)         (650)
                                                      -------       -------
















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1997          1996
                                                     ---------     ---------
Cash flows from financing activities:
Net borrowings on notes less than
   three months                                         1,000           -
Repayment of notes in excess of
   three months                                            (6)           (5)
Dividend to minority shareholders                         -            (231)
                                                      -------       -------
          Net cash provided by (used in)
             financing activities                         994          (236)
                                                      -------       -------
          Effect of exchange rate changes on cash         424          (526)
                                                      -------       -------
Net (decrease) increase in cash and cash equivalents   (6,361)        1,131
Cash and cash equivalents at beginning of period       18,335        19,523
                                                      -------       -------
Cash and cash equivalents at end of period            $11,974       $20,654
                                                      =======       =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    2        $    2
Income taxes                                            2,294         2,922



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the three and six months ended September 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency translation gains of $9,000 and $43,000 are included in selling, general and administrative expenses for the three and six months ended September 30, 1996, respectively. In the three and six months ended September 30, 1997, there were foreign currency translation losses of $641,000 and $474,000, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              1997        1997
                                            ---------   ---------
Raw materials                                $  482      $  499
Work-in-process                                 922         570
Finished goods                                  722         690
                                             ------      ------
                                             $2,126      $1,759
                                             ======      ======

NOTE 3:  SHORT-TERM DEBT

On September 30, 1997, the Company borrowed $1,000,000 on a 30-day note from a bank in connection with the acquisition of Gradco (Japan) Ltd.'s ("GJ") U.S. subsidiary from GJ (Note 7). The note was repaid in October.






                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1998 in the countries where the Company operates applied to results of the quarter.

NOTE 5:  NET EARNINGS PER SHARE

Net earnings per common share and common share equivalent were computed based upon the weighted average number of shares outstanding during each period. The approximate weighted average number of shares used in the computations were 7,799,000 in the three and six months ended September 30, 1996, and 7,800,000 in the three and six months ended September 30, 1997. For the periods presented, the effect on net earnings per common share assuming full dilution is either anti-dilutive or results in less than 3% dilution.

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

The Company is presently unable to determine the amount of damages which is likely to be awarded, but the amount of damages sought by the plaintiffs, including punitive damages, could only be settled from assets of Gradco Systems, Inc. (which consist primarily of the capital stock of its subsidiaries). An award of damages of the magnitude sought by the plaintiffs could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise. Gradco (Japan) Ltd., Gradco (USA) Inc. and Venture Engineering, Inc. are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

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







                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  REORGANIZATION

On June 5, 1997, the Company announced that GJ had obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share. The transaction was consummated by GJ in July, increasing the Company's ownership in the stock of GJ from 58.6% to 90.0%. The total purchase price of $11.1 million was paid from available cash of GJ and was $2.0 million less than the book value of the net assets acquired. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values on the acquisition date. Subsequent to September 30, 1997, an additional 580,000 shares of GJ were purchased by the Company for 325 yen per share or approximately $1.6 million in total. This increased the Company's ownership in the stock of GJ from 7,180,000 shares to 7,760,000 shares which represents 97.3% of the currently outstanding shares of GJ. Included in this purchase were 60,000, 40,000 and 35,000 shares acquired from Mark Takeuchi, President of GJ, Tony Shinomiya, Chief Financial Officer of GJ and the GJ Employee Stock Ownership Plan, respectively.

On September 30, 1997, GJ's U.S. subsidiary ("GU") was sold to Gradco Systems, Inc. No gain or loss was recognized in connection with this transaction. GU will be included in the Company's consolidated U.S. federal tax return subsequent to the acquisition date. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES, a reduction in the Company's valuation allowance for its tax loss carryforwards in the amount of $1.8 million was recorded in conjunction with the acquisition based on an assessment of expected future results of operations. Because there were no material noncurrent assets of the acquired enterprise to reduce, negative goodwill was created as required by SFAS 109 and will be amortized into income over its estimated useful life.

NOTE 8: EMPLOYEE BENEFITS

The Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") in September 1997. A maximum of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to the 1997 Plan.
Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The options are not intended to qualify as "incentive stock options" within the meaning of Section 422(a) of the Internal Revenue Code of 1986, but are instead nonqualified options. Options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference will be recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options.











                                      -10-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operations are conducted principally through its wholly-owned subsidiaries Venture Engineering, Inc. ("Venture") and Gradco (USA) Inc. ("GU") and its majority-owned subsidiary Gradco (Japan) Ltd. ("GJ"). Venture performs contract engineering and manufacturing services for OEMs and other customers, primarily for the U.S. market. GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines.

GJ and GU operate jointly in the development and marketing of products to their customer base, primarily OEMs. Both companies sell into the U.S. domestic and foreign marketplace at similar profit margins, after elimination of intercompany profits. Sales are denominated for the most part in Japanese yen and U.S. dollars, corresponding to the currency charged for the product by the contract manufacturer. Although the gross profit margin percentage is thus protected from foreign currency fluctuations, translation gains and losses can still occur when receivables and payables are denominated in other than the local currency of each company.

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 1997 increased $3,420,000 and $17,800,000, respectively, from the comparable prior year periods principally as a result of increases in net sales. Although unit sales in the copier market were 36% higher for the quarter, this volume increase was partially offset by a lower average sales price in the units. The reduction in unit sales price was due to a weaker yen as well as the introduction of a new lower-priced product line. Sales denominated in yen were $1.6 million lower than they would have been had the yen not decreased by 8% against the dollar when compared to the same period in the previous year. In the six-month period, unit sales in the copier market were 68% higher and the yen decreased by 10% against the dollar. Sales denominated in yen were $4.4 million lower than they would have been had the yen not decreased when compared to the same period in the previous year.

Cost of sales as a percentage of net sales decreased to 81.7% from 82.0% for the three months ended September 30, 1997 and 1996, respectively, and decreased to 80.7% from 81.2% for the six-month periods then ended.

Research and development expenses ("R&D") in the current quarter totaled $684,000, 2.3% of revenues, compared to $898,000, 3.4% of revenues, in the prior year's comparable period. For the six months ended September 30, 1997 and 1996, R&D totaled $1,602,000, 2.3% of revenues, and $1,892,000, 3.6% of revenues, respectively. The decreases are largely attributable to costs incurred in the prior year related to transitioning new product production to a contract manufacturer in Canada.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,564,000, 11.9% of revenues, compared to $3,372,000, 12.7% of revenues, in the prior year's comparable period, an increase of $192,000. This increase was principally attributable to an increase of $650,000 in foreign currency translation losses, offset by a reduction of $168,000 in SG&A at GJ caused by the weaker yen and the absence of a $284,000 writeoff taken last year for a loan made to a prospective business partner. For the six months ended September 30, 1997 and 1996, SG&A totaled $6,424,000, 9.1% of revenues and $6,540,000, 12.4% of revenues, respectively, a decrease of $116,000. The

                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $395,000 in SG&A and the absence of the loan writeoff was another $284,000 reduction. These decreases were offset by an increase of $517,000 in foreign currency translation losses.

As a result of the above factors, earnings before income taxes and minority interest increased from $1,301,000 in the second quarter ended September 30, 1996 to $2,198,000 in the current quarter and from $3,017,000 in the six months ended September 30, 1996 to $7,376,000 in the current six-month period.

Minority interest decreased in the current quarter due to the acquisition of GJ shares made in July. For further information regarding this transaction, see
Note 7 of Notes to Unaudited Consolidated Financial Statements. Minority interest for the six-month periods is comparable to the level of pre-tax earnings.

FINANCIAL CONDITION

Working capital decreased to $14,815,000 at September 30, 1997 from $19,418,000 at March 31, 1997. At September 30, 1997, the Company had $11,974,000 in cash, a decrease of $6,361,000 from March 31, 1997, and minimal long-term debt.
$11.1 million of cash was used to purchase 4,271,000 shares of GJ from its minority shareholders (see Note 7). Cash provided by operations was $3.5 million, primarily from net earnings of $3.2 million, non-cash provisions of $1.3 million for depreciation, amortization, deferred income taxes and minority interest, $6.4 million in notes and income taxes payable and offset by $7.5 million in increased accounts receivable and decreased accounts payable. $1 million was provided by borrowing on a short-term bank loan which was used by Gradco Systems to acquire GU from GJ. GJ has informal credit facilities with a Japanese bank . There were no borrowings under this facility at September 30, 1997.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 1997, there were no material commitments for capital expenditures except for the repurchase of 580,000 shares of GJ stock by Gradco Systems for approximately $1.6 million, as discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements. Given the Company's current working capital, its available credit facilities and expected cash flows from operations, it is not anticipated that the reduction of cash as a result of this transaction will have any adverse effect upon operations.

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



                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on September 12, 1997.

          (b) The sole purpose of the meeting was the election of five directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 1998). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell and Martin E. Tash.

          (c) The votes cast for, against and withheld from each of the nominees (out of the 7,799,494 shares of Common Stock outstanding and entitled to vote as of the record date of August 4, 1997) are set forth below. There were no broker non-votes.

          Nominees                   FOR        AGAINST     WITHHELD
          --------                ---------     -------     --------
          Bernard Bressler        6,557,421      8,791       20,200
          Thomas J. Burger        6,557,421      8,791       20,200
          Harland L. Mischler     6,557,421      8,791       20,200
          Robert J. Stillwell     6,557,421      8,791       20,200
          Martin E. Tash          6,557,421      8,791       20,200

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 12, 1997    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-