Form 10-Q
period 1997-12-31
GRADCO SYSTEMS INC
filed 1998-02-12
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1997 Commission file number 0-12829

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X            No
                                      -------           -------

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at December 31, 1997
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,806,598















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at December 31, 1997 and March 31, 1997               3

     Consolidated Statements of Operations
        for the Three and Nine Months Ended
        December 31, 1997 and December 31, 1996               4

     Consolidated Statements of Cash Flows
        for the Nine Months Ended
        December 31, 1997 and December 31, 1996               5-6

     Notes to Unaudited Consolidated Financial Statements     7-11

     Management's Discussion and Analysis of
        Results of Operations and Financial Condition         12-14

Part II.  Other Information                                   15
































                                      -2-
                              GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                December, 31      March 31,
                                                    1997            1997
                                                -------------   ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash                                          $ 6,364         $18,335
     Accounts receivable, net                       27,455          24,583
     Inventories                                     1,919           1,759
	Deferred income taxes						411             252
     Other current assets                              161             327
                                                   -------         -------
          Total current assets                      36,310          45,256
Furniture, fixtures and equipment, net               1,521           2,054
License repurchase                                     306           4,069
Excess of cost over acquired net assets              1,245           1,278
Deferred income taxes                                1,480             -
Other assets                                         4,467           5,429
                                                   -------         -------
                                                   $45,329         $58,086
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 7,176         $10,939
     Notes payable to suppliers                     11,732          12,608
     Accrued expenses                                1,046             684
     Income taxes payable                            1,696           1,596
     Current installments of long-term debt             11              11
                                                   -------         -------
          Total current liabilities                 21,661          25,838
Long-term debt, excluding current installments           6              15
Non-current liabilities                              2,684             889
Deferred income taxes                                  -             1,833
Minority interest                                      680          14,172
                                                   -------         -------
          Total liabilities                         25,031          42,747
                                                   -------         -------
Shareholders' equity:
     Common stock, no par value; authorized
          30,000,000 shares, 7,806,598 and
          7,798,909 shares outstanding
          December 31, 1997 and March 31,
          1997, respectively                        44,975          44,618
     Deficit                                       (25,838)        (30,358)
     Currency translation adjustments                1,161           1,079
                                                   -------         -------
          Total shareholders' equity                20,298          15,339
                                                   -------         -------
                                                   $45,329         $58,086
                                                   =======         =======

         See accompanying notes to consolidated financial statements.


                                      -3-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                   --------------------    --------------------
                                    Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
                                     1997       1996         1997       1996
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $23,548    $21,950      $92,135    $73,097
Development engineering services        666        295        1,259        804
Licenses and royalties                  715        938        2,222      2,169
                                    -------    -------      -------    -------
                                     24,929     23,183       95,616     76,070
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        18,913     17,769       74,286     59,294
Research and development              1,021        892        2,623      2,784
Selling, general and administrative   2,879      3,184        9,303      9,724
                                    -------    -------      -------    -------
                                     22,813     21,845       86,212     71,802
                                    -------    -------      -------    -------
Income from operations                2,116      1,338        9,404      4,268

Interest expense                        (10)        (1)         (12)        (2)
Interest income                          37         45          127         89
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest            2,143      1,382        9,519      4,399
Income tax expense                      766        528        3,903      1,748
Minority interest                        11        229        1,097        684
                                    -------    -------      -------    -------
     Net earnings                   $ 1,366    $   625      $ 4,519    $ 1,967
                                    =======    =======      =======    =======

Basic earnings per common share     $  0.18    $  0.08      $  0.58    $  0.25
                                    =======    =======      =======    =======
Average shares outstanding,
   basic EPS                          7,801      7,799        7,800      7,799
                                    =======    =======      =======    =======

Diluted earnings per common share   $  0.17    $  0.08      $  0.56    $  0.25
                                    =======    =======      =======    =======
Average shares outstanding,
   diluted EPS                        8,206      7,833        8,016      7,834
                                    =======    =======      =======    =======


         See accompanying notes to consolidated financial statements.





                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                       1997          1996
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $ 4,519       $ 1,967
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      767           913
        Amortization                                      586         1,237
        Deferred income taxes                            (328)           53
        Provision for losses on accounts receivable       -             302
        Gain on sale of property and equipment            -              (6)
        Stock based compensation                          328           -
        Minority interest                               1,097           684
        Increase in accounts receivable                (3,642)       (1,271)
        (Increase) decrease in inventory                 (181)          828
        Decrease (increase) in prepaid assets             155          (675)
        Decrease (increase) in other assets               263        (2,080)
        Decrease in accounts payable                   (3,380)       (1,273)
        Increase in notes payable to suppliers            187         5,985
        Increase in accrued expenses                      388         1,034
        Increase (decrease) in income taxes payable       297        (1,203)
        Increase in other liabilities                     142           194
                                                      -------       -------
          Total adjustments                            (3,321)        4,722
                                                      -------       -------
          Net cash provided by operations               1,198         6,689
                                                      -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                    (273)         (993)
Proceeds from sale of property and equipment              -              10
Purchase of minority interest                         (12,704)          -
                                                      -------       -------
          Net cash used in investing activities       (12,977)         (983)
                                                      -------       -------















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                       1997          1996
                                                     ---------     ---------
Cash flows from financing activities:
Repayment of notes in excess of
   three months                                            (9)           (7)
Proceeds from exercise of stock options                    30           -
Dividend to minority shareholders                         -            (231)
                                                      -------       -------
          Net cash provided by (used in)
             financing activities                          21          (238)
                                                      -------       -------
          Effect of exchange rate changes on cash        (213)       (1,403)
                                                      -------       -------
Net (decrease) increase in cash and cash equivalents  (11,971)        4,065
Cash and cash equivalents at beginning of period       18,335        19,523
                                                      -------       -------
Cash and cash equivalents at end of period            $ 6,364       $23,588
                                                      =======       =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $   12        $    3
Income taxes                                            4,131         2,898



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of operations and cash flows for the three and nine months ended December 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency translation gains of $192,000 and $235,000 are included in selling, general and administrative expenses for the three and nine months ended December 31, 1996, respectively. In the three months ended December 31, 1997, there was a foreign currency translation gain of $346,000 and in the nine months then ended there was a loss of $128,000.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             Dec. 31,   March 31,
                                              1997        1997
                                            ---------   ---------
Raw materials                                $  423      $  499
Work-in-process                               1,011         570
Finished goods                                  485         690
                                             ------      ------
                                             $1,919      $1,759
                                             ======      ======

NOTE 3:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for fiscal year 1998 in the countries where the Company operates applied to results of the quarter.






                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, which establishes a simplified computation of earnings per share ("EPS"). Under SFAS 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Operations. Basic and diluted EPS do not differ materially from earnings per share previously presented. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                    Three Months Ended    Nine Months Ended
                                   -------------------   -------------------
                                    Dec. 31,  Dec. 31,    Dec. 31,  Dec. 31,
                                      1997      1996        1997      1996
                                   --------- ---------   --------- ---------

Average shares outstanding,
   basic EPS                         7,801     7,799       7,800     7,799
Effect of dilutive securities:
   Stock options                       405        34         216        35
                                     -----     -----       -----     -----
Average shares outstanding,
   diluted EPS                       8,206     7,833       8,016     7,834
                                     =====     =====       =====     =====

NOTE 5:  COMMITMENTS AND CONTINGENCIES

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



                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of these two defendants. This Application was dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expense which would have resulted from a current hearing on the Application.

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


                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.

GRADCO (USA) INC. V. SULLIVAN, STEWART, HINDMAN, ET AL. This Action has been commenced by Gradco (USA) Inc. ("GU"), a wholly-owned subsidiary of the Company, against Sullivan and Hindman, two former employees of GU, and Stewart, an independent contractor. The Complaint seeks a declaration that a certain memorandum of understanding between GU and the defendants did not constitute an enforceable distribution contract. The Complaint includes several other counts.

The defendants have filed a cross-complaint against GU for breach of contract, contending that the memorandum of understanding was an enforceable agreement. The defendants also allege that the Company and its majority-owned subsidiary, Gradco (Japan) Ltd., wrongfully caused GU to breach its alleged contract with the defendants, and have asserted causes of action for interference with contract and economic advantage against the Company and Gradco (Japan) Ltd. The cross-complaint seeks damages of $1.2 million and contains a claim for punitive damages.

A trial date for this matter has not yet been set. At this early stage in the litigation, the Company is unable to express an opinion as to the outcome of the action or the likelihood or range of potential recovery or loss. The Company believes, however, that GU and the cross-defendants have defenses to all claims and that the memorandum of understanding was not a binding agreement.

NOTE 6:  REORGANIZATION

On June 5, 1997, the Company announced that GJ had obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share. The transaction was consummated by GJ in July, increasing the Company's ownership in the stock of GJ from 58.6% to 90.0%. The total purchase price of $11.1 million was paid from available cash of GJ and was $2.0 million less than the book value of the net assets acquired. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values on the acquisition date. In October 1997, an additional 580,000 shares of GJ were purchased by the Company for 325 yen per share or approximately $1.6 million in total. This increased the Company's ownership in the stock of GJ from 7,180,000 shares to 7,760,000 shares which represents 97.3% of the currently outstanding shares of GJ. Included in this purchase were 60,000, 40,000 and 35,000 shares acquired from Mark Takeuchi, President of GJ and now a director of the Company, Tony Shinomiya, Chief Financial Officer of GJ and the GJ Employee Stock Ownership Plan, respectively.






                                      -10-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  REORGANIZATION (Continued)

On September 30, 1997, GJ's U.S. subsidiary, Gradco (USA) Inc. was sold to Gradco Systems, Inc. No gain or loss was recognized in connection with this transaction. GU will be included in the Company's consolidated U.S. federal tax return subsequent to the acquisition date. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES, a reduction in the Company's valuation allowance for its tax loss carryforwards in the amount of $1.8 million was recorded in conjunction with the acquisition based on an assessment of expected future results of operations. Because there were no material noncurrent assets of the acquired enterprise to reduce, negative goodwill was created as required by SFAS 109 and will be amortized into income over its estimated useful life.

NOTE 7: EMPLOYEE BENEFITS

The Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") in September 1997. A maximum of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to the 1997 Plan.
Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The options are not intended to qualify as "incentive stock options" within the meaning of Section 422(a) of the Internal Revenue Code of 1986, but are instead nonqualified options. Options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference will be recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Stock based compensation expense of $281,000 and $328,000 is included in selling, general and administrative expenses for the three and nine months ended December 31, 1997, respectively.


























                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, regarding events and financial trends that may affect the Company's future results of operations and financial position. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, general economic and business conditions, changes in technology, fluctuations in the rates of exchange of foreign currency and other risks and uncertainties over which the Company has little or no control.

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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1997 increased $1,746,000 and $19,546,000, respectively, from the comparable prior year periods principally as a result of increases in net sales. Venture's net sales in its contract manufacturing business increased $1,149,000 in the three-month period. Although unit sales in the copier market were 11% higher for the quarter, this volume increase was partially offset by a lower average sales price in the units. The reduction in unit sales price was due to a weaker yen as well as the introduction of a new lower-priced product line. Sales denominated in yen were $1.5 million lower than they would have been had the yen not decreased by 11% against the dollar when compared to the same period in the previous year. In the nine-month period, unit sales in the copier market were 49% higher and Venture showed an increase of $778,000 in net sales in its contract manufacturing business. Sales denominated in yen were $5.8 million lower than they would have been had the yen not decreased by 10% against the dollar when compared to the same period in the previous year. Revenue from development engineering services increased by $371,000 and $455,000 in the three and nine-month periods, respectively.









                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon projected orders by the Company's present OEM customers, the Company anticipates that unit sales and revenues of its existing copier product line in the coming fiscal year may be seriously impacted by the shift from analog to digital copiers by these OEM manufacturers. The Company is attempting to provide new products to the digital market and is reviewing cost savings which could be made to lessen the effect of the change in the market. It is not currently possible to gauge with any accuracy the adverse effect of the market change or the degree to which such effect will be softened by the steps being taken by the Company to meet such change.

Cost of sales as a percentage of net sales decreased to 80.3% from 81.0% for the three months ended December 31, 1997 and 1996, respectively, and decreased to 80.6% from 81.1% for the nine-month periods then ended.

Research and development expenses ("R&D") in the current quarter totaled $1,021,000, 4.1% of revenues, compared to $892,000, 3.8% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1997 and 1996, R&D totaled $2,623,000, 2.7% of revenues, and $2,784,000, 3.7% of revenues, respectively.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,879,000, 11.5% of revenues, compared to $3,184,000, 13.7% of revenues, in the prior year's comparable period, a decrease of $305,000. The favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen during this period accounted for a decrease of approximately $214,000; there was a reduction of $405,000 in amortization expense from the writedown of intangible assets related to the acquisition of GJ shares from its minority shareholders and there was an increase of $154,000 in foreign currency translation gains in the current quarter. These decreases were partially offset by $281,000 in stock based compensation expense arising from the issuance of nonqualified stock options in September 1997 (see Note 7). For the nine months ended December 31, 1997 and 1996, SG&A totaled $9,303,000, 9.7% of revenues and $9,724,000, 12.8% of revenues, respectively, a decrease of $421,000. The favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $609,000; a reduction of $648,000 in amortization expense and the absence of a loan writeoff of $284,000 made in the prior year were other decreases. These decreases were partially offset by $363,000 less in foreign currency translation gains and $328,000 in stock based compensation expense.

As a result of the above factors, earnings before income taxes and minority interest increased from $1,382,000 in the quarter ended December 31, 1996 to $2,143,000 in the current quarter and from $4,399,000 in the nine months ended December 31, 1996 to $9,519,000 in the current nine-month period.

Minority interest decreased in the current quarter due to the acquisition of GJ shares made in July and October. For further information regarding this transaction, see Note 6 of Notes to Unaudited Consolidated Financial Statements. Minority interest for the current nine-month period increased because earnings in the first quarter of the current year, which was before the stock acquisitions, were significantly higher than the prior year's comparable period.



                                      -13-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Working capital decreased to $14,649,000 at December 31, 1997 from $19,418,000 at March 31, 1997. At December 31, 1997, the Company had $6,364,000 in cash, a decrease of $11,971,000 from March 31, 1997, and minimal long-term debt. $12.7 million of cash was used to purchase 4,851,000 shares of GJ from its minority shareholders (see Note 6). Cash provided by operations was $1.2 million, primarily from net earnings of $4.5 million, non-cash provisions of $2.4 million for depreciation, amortization and minority interest, $1.0 million in other current liabilities and offset by $7.0 million in increased accounts receivable and decreased accounts payable. GJ has informal credit facilities with a Japanese bank . There were no borrowings under this facility at December 31, 1997.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1997, there were no material commitments for capital expenditures.

In June 1995, a jury found the Company to have liability in a lawsuit by John
C. Hamma, a former employee. The Company has filed a motion to reverse the verdict. After a determination by the Court on the Company's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. The Company believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent. For further information regarding this litigation, see Note 5 of Notes to Unaudited Consolidated Financial Statements.

The lawsuit by R. Clark DuBois, a former employee, has not yet been tried. Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.





















                                      -14-
                                   PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The information regarding the current status of the Hamma and DuBois lawsuits, contained in Note 5 of Notes to Unaudited Consolidated Financial Statements set forth in Part I of this Report, is hereby incorporated by reference in response to this Item 1.

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


































                                      -15-
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  February 12, 1998    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -16-