Form 10-K405
period 1998-03-31
GRADCO SYSTEMS INC
filed 1998-06-29
CIK 719597

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-K

               X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ---  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended March 31, 1998

                                         OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---  SECURITIES EXCHANGE ACT OF  1934 [NO FEE REQUIRED]

             For the transition period from              to
                                             ----------      ----------

                           Commission file number 0-12829
                                                  -------

                                GRADCO SYSTEMS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Nevada                                          95-3342977
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada           89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (702) 892-3714
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------
              None                                            None
-------------------------------------      -------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, No par value
--------------------------------------------------------------------------------
                                 (Title of Class )


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X       No
                       ------        ------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           ------

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 19, 1998) was $54,000,361.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 19, 1998 was: common stock, no par value--7,854,598 shares.

                             PART I

Item 1.   BUSINESS

          Gradco Systems, Inc. ("Gradco", the "Company" or the "Registrant") was originally incorporated in California on November 9, 1978. As previously reported in the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992, the Registrant changed its state of incorporation to Nevada through a merger which became effective April 3, 1992. The Registrant's principal executive offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada and its telephone number is (702) 892-3714.

          (a)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products for the office automation market. Information relating to net sales, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 1998, 1997 and 1996 is set forth in response to Item 8 below.

          (b)       NARRATIVE DESCRIPTION OF BUSINESS.

          Gradco is a holding company which conducts business as follows:

                    (1) The various activities comprising the copier and printer product businesses, as described below, are conducted through Gradco's majority-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and Gradco's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GU"). GU had been a wholly-owned subsidiary of GJ until September 1997 when Gradco purchased all of the stock of GU through a wholly-owned subsidiary of Gradco, which was formed for that purpose and subsequently merged into GU. GJ has a domestic branch office which performs research and development activities. GU concentrates on marketing and sales activities.

                    (2) High technology engineering and manufacturing services are performed by Gradco's wholly-owned subsidiary, Venture Engineering, Inc., based in Carrollton, Texas.

          Unless otherwise indicated or unless the context otherwise requires,
(1) references to Gradco in the remainder of this Item 1(b) are to the parent company, (2) references to GJ, in the descriptive material in the remainder of this Item 1(b) pertaining to the copier and printer products businesses, include the activities of GJ and GU, (3) references to the Registrant, in connection with the presentation of financial data in the remainder of this
Item 1(b), and in Item 1(c), include the consolidated financial results of Gradco and its subsidiaries.

          Sales by GJ of sorter products to the convenience copier market currently account for most of the Registrant's consolidated revenues. In addition, the Registrant derives revenues from sales of printer products by GJ, revenues of GJ from selected technology licenses and agreements with original equipment manufacturers and marketers ("OEMs"), and from research and development activities conducted by GJ on behalf of its OEM customers, and revenues of Venture Engineering from contract engineering and manufacturing services on behalf of OEMs and other customers.

          Due to the overall maturity of the copier market, high growth cannot be expected in this portion of GJ's business. Accordingly, additional emphasis is being placed on printer products, including products applicable to the evolving digital copiers which function as computer driven printers, scanners and facsimile machines.

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

          GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Mita, Xerox, Xerox Ltd., Fuji Xerox, Ricoh, Konica, Toshiba, Lanier, Panasonic, Sharp, IBM, Hewlett Packard, Fujitsu, Olympus and Kyocera. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GU. Marketing in Europe is conducted by GJ and GU, and by Gradco Belgium, S.C., a wholly-owned subsidiary of GJ.

          GJ produces its products at manufacturing facilities of contract manufacturers in Japan, Korea and Canada.

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

          SORTER PRODUCTS. During the period when Gradco was directly engaged in the copier products business, prior to the introduction by it to the convenience copier market of the sorters currently sold by GJ, sorters available to the market were large and complicated, with many moving parts and long, complicated paper paths. The sorters sold by GJ are primarily designed to provide a shorter, straight-through or nearly straight-through, single paper path.

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

          New copier products which also are applicable to the printer market include sorters which are also operable in a random access mode to function with electronic page printers as a mailbox as well as several products that serve as finishing devices to staple, punch, bind or offset documents. Three of these products are at or near the production stage and the remainder are in the development or marketing stages.

          PRINTER PRODUCTS. GJ's products include certain additional automatic paper and envelope feeders and specialized output print stations. These include a paper feeder, stacker and mailboxes specially designed for laser printers.

          NEW PRINTER PRODUCTS. New products developed for the printer product market include a sheet and envelope feeder, a variety of high capacity sheet feeders applicable to a variety of laser printers, a specialized high capacity stacker for a high speed laser printer, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers and facsimile machines.

          GJ MARKETING AND CUSTOMERS

          GENERAL. GJ sells its products domestically and internationally primarily directly to OEMs. GJ (under licenses which were assigned to it by Gradco) has licensed certain OEMs to manufacture and sell certain products for use in conjunction with the OEMs' copiers marketed to other companies.

          GJ frequently develops a new product or a variation of an existing product in consultation with an OEM who has agreed to pay for or share in the cost of the development work, then submits a prototype for evaluation to the OEM customer who may agree to purchase such product in commercial quantities and who may share tooling and initial production costs. In other cases, an OEM will present GJ with a copier, printer or other product in the research and development stage and engage GJ (at the OEM's expense) to design a paper handling device to fit the OEM's specifications. Any unique interface designed to work only with an OEM's particular equipment may be exclusive to the OEM; GJ retains ownership of the basic technology and any other technology developed by GJ for use in its business. GJ also develops products at its own expense, based on its evaluation of future market requirements.

          In fiscal 1998, Xerox and Xerox Ltd. (successor to Rank Xerox) accounted for 26% and 20%, respectively, of the Registrant's consolidated revenues. In fiscal 1997, Xerox, Rank Xerox, Mita and Lanier accounted for 26%, 17%, 11% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1996, Xerox, Rank Xerox, Mita and Lanier accounted for 29%, 16%, 13% and 11%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ COMPETITION).

          Based on Xerox's system for evaluation of vendors in view of business/quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

          LICENSEES. During the period that it was directly involved in the copier business, Gradco entered into certain agreements and granted certain licenses to others, described below, to manufacture products using Gradco technology. These agreements and licenses were assigned by Gradco to GJ as part of the sale to GJ of substantially all of the assets used in Gradco's copier business (the "Copier Assets") in fiscal 1991. Thus, the pertinent rights, obligations and technology of Gradco, described below, have devolved upon GJ. In certain instances, GJ and the licensee have entered directly into an amended and restated agreement superseding the original license as assigned to GJ, but these restatements do not modify the basic terms of the arrangement, as described below. In one instance (the license described in the next to last paragraph of this section), the license was granted by GJ itself in fiscal 1993.

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

          GJ granted a nonexclusive license to a laser printer OEM to incorporate GJ's patented decurler structure in the OEM's printer for a royalty of one amount if incorporated in an attachment to the printer, but a lesser amount if incorporated directly in the printer.

          These agreements generated recurring royalty revenues of approximately $2,771,000 during the fiscal year ended March 31, 1998, $2,694,000 during the fiscal year ended March 31, 1997 and $2,528,000 during the fiscal year ended March 31, 1996. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMS, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements.
No licensee has the right to sublicense the technology to nonaffiliates.

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

          Gradco believes that the issued patents of GJ are material to the consolidated operations of Gradco and its subsidiaries taken as a whole. However, there can be no assurance that GJ's sorter patents will not be challenged or infringed. In addition, there can be no assurance that other parties will not develop new technology which does not violate such patents but which is competitive with certain GJ products and patentable by such other parties.

          GJ has a confidential information and invention assignment agreement to protect GJ's technology with each of its key technical employees.

          GJ PRODUCTION AND ASSEMBLY

          GJ produces its products at manufacturing facilities of contract manufacturers in Japan, Korea and Canada.

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

          GU, and GJ's domestic branch office, have obtained quality systems certification under ISO 9001 (an International Standard promulgated under the European Economic Community Mandate).

BUSINESS OF VENTURE ENGINEERING, INC.

          The Venture Engineering, Inc. ("Venture") subsidiary performs contract engineering and manufacturing services, relating to the customer's own products, for OEMs and other customers. Venture offers professional turnkey services ranging from design concepts through manufacturing production. It markets its services independently from the engineering services performed by GJ for GJ's OEM customers, referred to above. Venture has also obtained quality systems certification under ISO 9001.

          Engineering services performed by Venture are principally related to paper-handling products and semiconductor processing equipment, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, and specialized printing and support. Services are also performed for other applications such as automated medical diagnostic equipment, manufacturing robotics, and test and process control equipment. Services are typically billed on a time and material or fixed price basis. However, Venture completed a development project in February 1992 which will provide a royalty stream through 1998. This project generated royalty revenues of approximately $305,000 in fiscal 1998, $171,000 in fiscal 1997 and $32,000 in fiscal 1996.

          Venture is also developing devices for processing automation equipment for the semi-conductor industry both at the chip level and final packaging level. Venture is concentrating on projects that can lead to long-term manufacturing contracts.

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

          Effective May 31, 1998, Daniel A. Hamilton, President of Venture, resigned to undertake certain academic pursuits. He will remain available to Venture as a consultant. Richard G. Lein, formerly Director of Worldwide Test Operations for Amkor Electronic, Inc., an international semiconductor and test subcontract company, became President and Chief Executive Officer of Venture.

COSTS AND REVENUES OF DEVELOPMENT ENGINEERING SERVICES

          In 1998, 1997 and 1996 the Registrant, on a consolidated basis, spent approximately $4,191,000, $3,768,000 and $3,771,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $1,914,000, $1,111,000 and $1,733,000, in fiscal 1998, 1997 and 1996, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $1,421,000, $1,125,000 and $1,877,000, in fiscal 1998, 1997 and 1996, respectively.

BACKLOG

          Registrant's order backlog at March 31, 1998 from consolidated operations was estimated at approximately $27.3 million, and was estimated at approximately $47.7 million at March 31, 1997. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

EMPLOYEES

          As of June 19, 1998, Gradco and its subsidiaries employed 122 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

          (c) DOMESTIC OPERATIONS AND EXPORT SALES.

          Approximately 64% of the Registrant's consolidated revenues for the fiscal years ended March 31, 1998, 1997 and 1996 were attributed to domestic sales and approximately 36% were attributed to foreign sales. In its export sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

          The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had currency exchange gains of $1,098,000, $904,000 and $1,057,000 in fiscal years 1998, 1997 and 1996, respectively, caused by the strengthening of the dollar versus the yen during each year.

          Financial information regarding foreign and domestic operations and export sales is set forth in Note 8 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2.  DESCRIPTION OF PROPERTY.

          Gradco's corporate office is located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The current term of the lease for this office expires in March 1999.

          GJ's principal office is located in Tokyo, Japan. The principal office of GU is located in Irvine, California, and GJ maintains a branch office at the same location. The Registrant's Venture Engineering subsidiary has engineering, development and light production facilities in Carrollton, Texas.

Item 3.  LEGAL PROCEEDINGS.
         HAMMA V. GRADCO SYSTEMS, INC., ET AL; DUBOIS V. GRADCO
         SYSTEMS, INC. ET AL.

          Gradco and its (now former) president, Keith Stewart, were sued in an action filed in March 1988 in the United States District Court in Bridgeport, Connecticut, by John C. Hamma ("Hamma"), an ex-employee. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in March 1982 which terminated and released Gradco from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which Hamma assigned to Gradco his co-inventor's interest in patent rights for improvements in certain products of the Registrant. The complaint, which has been amended a number of times, sought unspecified damages, and other relief. GJ and GU are not parties to the lawsuit and any judgment awarded will not affect their operations, since those operations are independent of Gradco Systems, Inc.

          In a separate but related action (which was consolidated with the Hamma action for certain pretrial purposes), Gradco and Mr. Stewart were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by R. Clark DuBois ("DuBois"), also an ex-employee of the Registrant. The complaint primarily alleges misrepresentation and fraudulent concealment by the Registrant and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Registrant from royalty obligations under a royalty agreement entered into effective as of August 1979 pursuant to which DuBois assigned to the Registrant his co-inventor's interest in patent rights for improvements in certain products of the Registrant. The complaint, which has been amended a number of times, seeks unspecified damages, and other relief. The case has not yet been scheduled for trial.

          In March 1992, each of the plaintiffs filed an Application for Prejudgment Remedy against the Registrant and GJ seeking to attach $10,000,000 of assets of each of these two defendants. This Application was dismissed as respects GJ. In November 1992, the Registrant and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Registrant desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Registrant has agreed to forbear from proceeding with any such transaction for a limited period. The Registrant would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Registrant's best interests because it precludes any attachment of the Registrant's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expenses which would have resulted from a current hearing on the Application.

          In June 1995, a jury found the Registrant to have liability in the lawsuit filed by Hamma. The Registrant filed a motion in August 1995 for judgment as a matter of law to reverse the verdict. This motion remains pending. After a determination by the Court on the Registrant's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect.

          In July 1995, the plaintiffs filed a new Application for a Prejudgment Remedy (the "July PJR Application") seeking to attach Gradco's assets. The July PJR Application sets forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000. The July PJR Application asserts that there is probable cause that a verdict in an amount greater than $70,500,000 will be rendered in the damages part of the case after trial on those issues. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Registrant's financial position and might threaten its existence as an ongoing enterprise. It is Gradco's belief that damages based on applicable law would result in a significantly smaller damages award even if the motion by Gradco for judgment as a matter of law is denied. The Court has determined that it will rule on the July PJR Application only after ruling on the August 1995 motion for judgment as a matter of law.

          In November 1995, the Court ordered the plaintiffs to submit a memorandum regarding the legal theories on which they based their damages claims and for the defendants to respond. Such submissions were made and this issue is also under consideration by the Court.

          There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Registrant continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

          (a)       MARKET INFORMATION.

          Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1996 to March 31, 1998.


          QUARTER ENDED                    HIGH        LOW
          June 30, 1996................. $  5.00     $  3.13
          September 30, 1996............ $  4.56     $  3.13
          December 31, 1996............. $  4.25     $  3.38
          March 31, 1997................ $  4.25     $  3.00
          June 30, 1997................. $  5.63     $  3.19
          September 30, 1997............ $ 10.63     $  5.13
          December 31, 1997............. $ 10.00     $  6.63
          March 31, 1998................ $  7.75     $  5.63

      (b) HOLDERS.

      The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 19, 1998 is 773.

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

                                                                          YEARS ENDED MARCH 31,
                                                         ---------------------------------------------------
                                                           1998       1997       1996       1995       1994
                                                           ----       ----       ----       ----       ----
                                                                (In thousands, except per share amounts)
Statement of income data:
Operating revenues:                                      $120,999   $100,887   $100,596    $82,838    $53,148
                                                         --------   --------   --------    -------    -------
Costs and expenses:
    Cost of sales.......................................   95,019     79,271     77,497     64,919     41,163
    Other operating expenses............................   14,274     14,770     15,785     14,186     11,677
    Interest income, net................................    (160)      (183)      (226)       (55)       (32)
    Investment (gains) losses...........................       --         --       (53)        205         52
                                                         --------   --------   --------    -------    -------
                                                          109,133     93,858     93,003     79,255     52,860
                                                         --------   --------   --------    -------    -------
Earnings before income taxes and
    minority interest...................................   11,866      7,029      7,593      3,583        288
Income taxes............................................    4,378      2,983      2,748      1,331        535
Minority interest.......................................    1,102      1,194      1,585        800      (241)
Net earnings (loss)..................................... $  6,386   $  2,852   $  3,260    $ 1,452    $   (6)
                                                         --------   --------   --------    -------    -------
                                                         --------   --------   --------    -------    -------
Basic earnings per common share......................... $    .82   $    .36   $    .42    $   .19    $    --

Average shares outstanding, basic EPS...................    7,809      7,799      7,796      7,784      7,784

Diluted earnings per common share....................... $    .79   $    .36   $    .42    $   .19    $    --

Average shares outstanding, diluted EPS.................    8,051      7,832      7,813      7,798      7,784

Balance sheet data:
    Working capital..................................... $ 17,240   $ 19,418   $ 18,979    $16,727    $10,208
    Total assets........................................   48,471     58,086     58,015     64,383     41,796
    Long-term debt......................................        2         15         25         35      --
    Shareholders' equity................................   21,473     15,339     16,201     16,997     11,137

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING THOSE RELATED TO THE REGISTRANT'S GROWTH AND STRATEGIES, REGARDING EVENTS AND FINANCIAL TRENDS THAT MAY AFFECT THE REGISTRANT'S FUTURE RESULTS OF OPERATIONS AND FINANCIAL POSITION. THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF COMPETITION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN TECHNOLOGY, FLUCTUATIONS IN THE RATES OF EXCHANGE OF FOREIGN CURRENCY AND OTHER RISKS AND UNCERTAINTIES OVER WHICH THE REGISTRANT HAS LITTLE OR NO CONTROL.

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

REVENUES

          Revenues for the fiscal year ended March 31, 1998 increased by $20,112,000 (19.9%) from the prior year primarily due to an increase of $19,605,000 (20.2%) in net sales, from $96,897,000 to $116,502,000. Unit sales in the copier market increased by 39%, but unit sales in the printer market were flat compared to the previous year. Sales denominated in yen, when translated into dollars, were approximately $6.5 million lower than they would have been had the yen not decreased by 12% against the dollar during the year. Development engineering services revenue increased $296,000, primarily at Venture, while royalties increased by $211,000.

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

COSTS AND EXPENSES

          Cost of sales as a percentage of net sales was 81.6%, 81.8% and 80.6% in fiscal 1998, 1997 and 1996, respectively. The increase in the 1998 and 1997 fiscal years is primarily due to a decrease in margins in Venture Engineering's contract manufacturing business from the fiscal 1996 level.

          Research and development expenses ("R&D") in fiscal 1998 totaled $4,191,000 (3.5% of revenues), compared to $3,768,000 (3.7% of revenues) in fiscal 1997 and $3,771,000 (3.7% of revenues) in fiscal 1996. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, were $1,914,000, $1,111,000 and $1,733,000. The decrease from fiscal 1996 to 1997 was primarily due to the decrease in customer-funded copier projects discussed previously and the increase from fiscal 1997 to 1998 was primarily at Venture. R&D expenses incurred on behalf of OEM customers and internal R&D expenses were $2,277,000, $2,657,000 and $2,038,000 for the same periods.

          Selling, general and administrative expenses ("SG&A") decreased by $919,000 (8.4%) in fiscal 1998 from the prior year. The favorable translation of SG&A at GJ caused by the weaker yen during the year accounted for a decrease of approximately $650,000, GU's SG&A decreased by $575,000, primarily from a reduction in staff associated with the printer distribution business, and currency exchange gains increased by $194,000. These decreases were offset by $527,000 in stock-based compensation expense incurred by the Registrant. SG&A decreased by $1,012,000 (8.4%) in fiscal 1997 from the prior year. The favorable translation of SG&A at GJ caused by the weaker yen during the year accounted for a decrease of approximately $1,400,000 and a reduction in legal fees associated with the Hamma lawsuit, which was tried in June 1995, accounted for a decrease of $600,000. These decreases were offset by lower currency exchange gains amounting to $153,000 and general increases at the operating subsidiary level.

PRE-TAX EARNINGS, TAXES, AND MINORITY INTEREST

          As a result of the above factors, earnings before income taxes and minority interest were $11,866,000, $7,029,000 and $7,593,000 in fiscal 1998,
1997 and 1996, respectively. The tax provisions of $4,378,000, $2,983,000 and $2,748,000 in fiscal 1998, 1997 and 1996, respectively, primarily comprise foreign taxes on the earnings of GJ and federal and state taxes on the earnings of GU. The Registrant's consolidated effective tax rate increased in fiscal 1997 as net operating loss carryforwards at GU, which filed a separate return until September, 1997, were fully utilized. The tax rate decreased in fiscal 1998 as a larger percentage of earnings were generated domestically and foreign earnings were taxed at a lower rate. For further discussion regarding the tax provisions, see Note 4 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

          Minority interest decreased relative to the increased earnings due to the buyback of GJ shares during the year which increased the Registrant's ownership in GJ from 58.6% to 97.3%, see Note 2 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

LITIGATION

          In June 1995, a jury found the Registrant to have liability in a lawsuit by John C. Hamma, a former employee. The Registrant has filed a motion to reverse the verdict. After a determination by the Court on the Registrant's motion, a separate proceeding to determine the amount of damages will be required, with respect to such portion of the verdict, if any, as remains in effect. An award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Registrant's financial position and might threaten its existence as an ongoing enterprise. The Registrant believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent.

          The lawsuit by R. Clark DuBois, a former employee, has not yet been tried. Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Registrant continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity. See Item 3 "Legal Proceedings" and Note 7 of "Notes to
Consolidated Financial Statements" set forth in Item 8 below.

EFFECTS OF INFLATION

          To date, the Registrant has not experienced significant inflationary cost increases.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital was $17,240,000 at March 31, 1998, a decrease of $2,178,000 from March 31, 1997. Although $12,704,000 was used to purchase the minority interest discussed above, funds generated by operations largely replenished this expenditure. Working capital increased to $19,418,000 at March 31, 1997 from $18,979,000 at March 31, 1996 primarily from funds generated by operations, in spite of the 15% decrease in the value of the yen against the dollar when compared to the previous year-end rate.

          Net cash provided by operations was $3.4 million, $3.0 million and $11.6 million in fiscal 1998, 1997 and 1996, respectively. The increase in 1998 from 1997 was due to an increase of $2.6 million in cash provided by net earnings before depreciation, amortization, deferred taxes, stock-based compensation and minority interest from $6.5 million in 1997 to $9.1 million in 1998 and a decrease in prepaid and other assets in 1998 which provided $1.2 million as compared to an increase in 1997 which accounted for a use of $1.7 million, but was offset by an additional $0.6 million used to fund accounts receivable. Also, changes in accounts payable, notes payable to suppliers and income taxes payable in 1997 provided $4.7 million, but in 1998 changes to these accounts used $0.1 million. The decrease in 1997 from 1996 was due to an increase in accounts receivable in 1997 which accounted for a use of $7.0 million as compared to a decrease in 1996 which provided $2.2 million. Cash provided by net earnings before depreciation, amortization, deferred taxes and minority interest decreased to $6.5 million in 1997 from $7.2 million in 1996, but was offset by an increase in cash provided by accounts payable and income taxes payable of $3.0 million in 1997 as compared to $2.0 million in 1996.

          Net cash used in investing activities of $0.3 million, $1.7 million and $1.6 million in fiscal 1998, 1997 and 1996, respectively, was for acquisition of property and equipment. In fiscal 1998, $12.7 million was also used to repurchase GJ shares, decreasing the minority interest ownership of GJ from 41.4% to 2.7%

          Net cash provided by financing activities was $0.2 million in fiscal 1998 primarily from the exercise of stock options. Net cash used in financing activities was $0.2 million in fiscal 1997 representing a dividend to minority shareholders.

          Exchange rate changes associated with the weakening yen caused decreases of $0.2 million, $2.2 million and $2.6 million in cash in fiscal 1998, 1997 and 1996, respectively.

          At March 31, 1998, the Registrant had $8,691,000 in cash and minimal long-term debt. The Registrant's Japanese subsidiary has informal credit facilities with a Japanese bank. There were no borrowings at March 31, 1998. The Registrant believes that its cash and credit facilities are adequate for its short and long-term needs. The Registrant does not have any material commitments for capital expenditures.

IMPACT OF THE YEAR 2000

          The Registrant and its subsidiaries have addressed the impact of the year 2000 on their internal accounting and operating systems and have determined that these systems are Year 2000 compliant as a result of the recent purchases of computer software upgrades. The Registrant is completing an assessment of how its interface with customers and suppliers, through sales and purchase orders, might be impacted. This assessment is expected to be completed before the end of the current fiscal year. To date, there do not appear to be any issues which would have a material impact on the Registrant's results of operations, liquidity or capital resources.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Response to this Item is contained in Item 14(a).

Item 9.   DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present.(1) Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 1998.


NAME                                                 POSITION
Martin E. Tash                   Chairman of the Board, President
                                 and Chief Executive Officer

Harland L. Mischler              Executive Vice President, Chief
                                 Financial Officer and Director

Bernard Bressler                 Secretary, Treasurer and Director

Robert J. Stillwell              Director

Thomas J. Burger                 Director

Masakazu (Mark) Takeuchi         Director of Registrant; President and
                                 Director of GJ*

----------------
      (1) Akira (Tony) Shinomiya, who is listed in the table, is an executive officer of Gradco (Japan) Ltd. ("GJ"), the Registrant's majority-owned Japanese subsidiary. As described in Item 1(b) above, a principal portion of the Registrant's business is conducted through GJ. Due to the significance of the role of Mr. Shinomiya in managing the operations of GJ and conducting its relationship with the Registrant, information regarding him has been included in various portions of this Part III. However, the inclusion of such information under references to "executive officers of the Registrant" is not an acknowledgement that Mr. Shinomiya may be so characterized, since he does not perform a policy-making function for the Registrant.

Akira (Tony) Shinomiya           Chief Financial Officer and
                                 Director of GJ*

----------------
*Term expires at ordinary general shareholders meeting of GJ for fiscal 1998, to be held in June 1998.

          (b) The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission.


NAME                     BUSINESS EXPERIENCE
----                     -------------------
Martin E. Tash,          Mr. Tash has been Chairman of the Board and
age 57                   Chief Executive Officer of the Registrant since
                         October 1990, and President of the Registrant since
                         October 1991.  Mr. Tash is also Chairman of the Board
                         and President of Plenum Publishing Corporation, a
                         position he has held since July 1977.

Harland L.               Mr. Mischler has been Chief Financial Officer
Mischler, age 66         and a director of the Registrant since October 1990,
                         and Executive Vice President of the Registrant since
                         October 1991.  Mr. Mischler is a certified public
                         accountant.  Mr. Mischler served as Vice President,
                         Controller and Treasurer of Hobart Corporation from
                         1966 to 1981.  From 1981 to 1984 he was Vice President
                         of Finance of Bausch & Lomb, Inc.  At that time he
                         purchased, with another, Applied Research Laboratories,
                         Inc., an analytical instrument company, in a leveraged
                         buyout from Bausch & Lomb.  After such company was sold
                         profitably in 1987, Mr. Mischler founded HLM Capital
                         Resources, Inc., a private investment and holding
                         company of which he is President and Chairman.

Bernard Bressler,        Mr. Bressler has been Secretary and a director of
age 70                   the Registrant since October 1990 and Treasurer of the
                         Registrant since April 1992.  He has been a practicing
                         attorney since 1952, and is presently a member of the
                         firm of Bressler, Amery & Ross, P.C., counsel to the
                         Registrant.  Mr. Bressler is also a director of Plenum
                         Publishing Corporation.

Robert J. Stillwell,     Mr. Stillwell has been a director of the


age 62 Registrant since October 1991. Mr. Stillwell owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 20 years ago, and he owns and operates
                         Nationwide Property Management, which handles diverse real estate investments in which he is involved. In
                         1985, Mr. Stillwell founded and is the principal owner of Service Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.

Thomas J. Burger,        Mr. Burger has been a director of the Registrant
age 51                   since October 1993.  He is Associate Senior Vice
                         President of NEC America, Inc. (a position he has held
                         since July 1993), and is responsible for the sale and
                         marketing of its business telephone systems throughout
                         the United States. Prior thereto, he was President and a
                         director of two wholly-owned subsidiaries of NEC
                         America Inc., which conducted the sales, installation
                         and maintenance of NEC communication systems and
                         networks throughout the Central, South and Western
                         United States.  From August 1988 to December 1989 Mr.
                         Burger was President and a director of Marcom
                         Communications Inc.  After he reorganized its
                         telecommunication subsidiary, the subsidiary was sold
                         to NEC America and he became an employee of NEC.  In
                         July 1987 Mr. Burger founded Astra Services Inc., a
                         computer company providing various software
                         development services to the communications industry.
                         Astra Services was sold profitably in 1992.  From 1973
                         to 1987 Mr. Burger was employed in various capacities
                         by Telecom Plus International Inc., one of the major
                         independent interconnect companies in the U.S.  He
                         became President in 1980, a position he held until May
                         1987 when the company was sold to Siemens
                         Communications.

Masakazu (Mark)          Mr. Takeuchi has been a director of the Registrant
Takeuchi, age 61         since September 1997.  He has been President and
                         Chief Executive Officer of GJ since 1989 and a director
                         of GJ since 1988.  He is also President and a director
                         of GU.  He was Senior Vice President of Far East
                         Operations and New Business Development of the
                         Registrant from August 1988 to October 1990,


                         and a director of the Registrant from March 1990 until October 1990. Mr. Takeuchi was also Chairman of GJ from August 1988 until December 1988. Previously, from 1961, Mr. Takeuchi was employed by C. Itoh & Co.
                         Ltd. in various positions.

Akira (Tony)             Mr. Shinomiya has been Chief Financial Officer and
Shinomiya, age 55        a director of GJ since January 1989.  From 1987 to
                         1988, he served as deputy General Manager of C. Itoh
                         Electronics Corp. and from September 1985 through 1986
                         he was Section Manager of the Electronics Division of
                         C. Itoh & Co. Ltd.  From 1975 to 1985 he was Vice
                         President of C. Itoh Electronics Inc. in Los Angeles,
                         California.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Harland L. Mischler failed to file on a timely basis a Statement of Changes in Beneficial Ownership On Form 4, reporting the exercise of stock options for the purchase of 4,000 shares. Mr. Mischler has since filed the Form 4 reporting such exercise.

Item 11.  EXECUTIVE COMPENSATION.

          (a) SUMMARY COMPENSATION TABLE. The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 19, 1998 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 1998, 1997 and 1996: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 1998 required to be disclosed below exceeded $100,000:

                     SUMMARY COMPENSATION TABLE

                                                         SECURITIES
NAME AND                             SALARY AND          UNDERLYING
PRINCIPAL POSITION         YEAR      BONUS($)(1)(2)      OPTIONS(3)
------------------         ----      --------------      ----------
Martin E. Tash             1998       125,000            100,000
Chairman of the            1997       125,000              ---
Board, President           1996       125,000              ---
and Chief Executive
 Officer

Masakazu (Mark) Takeuchi   1998       263,388             60,000
President,                 1997       317,996              ---
Gradco (Japan) Ltd.        1996       315,248              ---


Akira (Tony) Shinomiya     1998       232,358             40,000
Chief Financial Officer    1997       278,757              ---
Gradco (Japan) Ltd.        1996       277,940              ---

-----------------
(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in these columns represent compensation paid to such individuals for services as executive officers of GJ. See note (1) in Item 10(a). Such compensation includes bonuses for 1997 in the amount of $37,286 and $31,072 for Messrs. Takeuchi and Shinomiya, respectively. All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates on the above table. When measured in yen, there was a 17% increase in compensation from 1996 to 1997 and a 9.4% decrease in compensation from 1997 to 1998.

(3) Represents the number of shares of common stock issuable upon the exercise of options granted to the named officer pursuant to the 1997 Stock Option Plan (see below) during the last fiscal year.

     (b) STOCK OPTION PLANS. On September 11, 1997, the Board of Directors adopted the Registrant's 1997 Stock Option Plan (the "1997 Plan") which provides for the grant of options which do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director, key employee or consultant of Gradco or any of its subsidiaries, in the discretion of the Board of Directors, may be designated to receive options under this plan. The 1997 Plan provides for the issuance of up to 400,000 shares of Gradco common stock upon exercise of stock options (subject to adjustment in the event of a stock split, stock dividend, consolidation, reorganization, or comparable change in Gradco's capital structure).

     The 1997 Plan is administered by the Registrant's Board of Directors. Subject to limitations contained in the 1997 Plan, the Board determines the optionees, option prices, number of shares subject to such options, the duration of each option, the dates of grant (no options may be granted after September 11, 2007), and the schedule for exercise of each option. The options are not transferable. Currently, options for 259,000 shares are outstanding under the 1997 Plan. 133,000 shares are available for issuance under the 1997 Plan.

     Gradco also has a 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan, which provided for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options, terminated on May 25, 1998 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options. Currently, options for 287,000 shares are outstanding under the 1997 Plan.

     The Stock Option Committee, which administers the 1988 Plan, is appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1988 Plan, the Committee's powers under such Plan are limited to such administrative matters as may arise with regard to currently outstanding options.

     The following table sets forth the options that were granted under the 1997 Plan during fiscal 1998 to the executive officers named in the SUMMARY COMPENSATION TABLE (above). During this period, no options were granted to said executive officers under the 1988 Plan and no options were exercised by said executive officers under either stock option plan.

               OPTION GRANTS IN LAST FISCAL YEAR

                             PERCENT OF
                  NUMBER OF     TOTAL             MARKET
                 SECURITIES    OPTIONS    EXER-   PRICE
                 UNDERLYING    GRANTED    CISE   ON DATE    EXPIR-    GRANT DATE
                  OPTIONS     IN FISCAL  PRICE   OF GRANT   ATION    PRESENT VALUE
NAME              GRANTED       YEAR     ($/SH)   ($/SH)    DATE(1)    ($)(2)
----             ----------  ----------  ------  --------  --------  -------------
Martin E. Tash     100,000      32.1%     2.00     8.00     9/11/07     712,000

Masakazu (Mark)     60,000      19.2%     2.00     8.00     9/11/07     427,200
Takeuchi

Akira (Tony)        40,000      12.8%     2.00     8.00     9/11/07     284,800
Shinomiya

-----------------
(1) The options also expire 90 days after the optionee ceases to be an employee of the Registrant (or a subsidiary) for any reason other than the optionee's death or total permanent disability. In the event of an optionee's death or total permanent disability, the options may be exercised for a period of 365 days after such event, but in no event later than September 11, 2007.

(2) The Black-Scholes model was used to calculate the present value of the options granted. The underlying assumptions used were: expected volatility (50%), risk-free rate of return (6.5%), dividend yield (none) and time of exercise (10 years).

     The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 1998 together with the value of such options as of March 31, 1998.

             UNEXERCISED OPTIONS AT FISCAL YEAR-END

                        NUMBER OF               VALUE OF
                       SECURITIES              UNEXERCISED
                       UNEXERCISED            IN-THE-MONEY
                        AT FY-END                OPTIONS
                         NUMBER                 AT FY-END
                       EXERCISABLE/            EXERCISABLE/
NAME                  UNEXERCISABLE          UNEXERCISABLE($)
----                  -------------          ----------------
Martin E. Tash       75,000 / 75,000         334,375 / 384,375

Masakazu (Mark)
Takeuchi (1)          33,000 / 45,000          83,625 / 230,625

Akira (Tony)
Shinomiya (1)         16,000 / 30,000          53,500 / 153,750

---------------
(1) Messrs. Takeuchi and Shinomiya are executive officers of Gradco (Japan) Ltd. See note 1 in Item 10(a).

     During the last fiscal year, no options under the 1988 Plan or 1997 Plan were exercised by the executive officers named in the SUMMARY COMPENSATION TABLE (above).

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

     (d)  COMPENSATION OF DIRECTORS.

     Each director who is not also an officer receives a fee of

$1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 1998 fiscal year.

     Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 1998. This amount is included in the SUMMARY COMPENSATION TABLE in Item 11(a) above.

     HLM Capital Resources, Inc., a closely held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 1998.

     All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1988 Stock Option Plan and 1997 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 1998. As of that date, Mr. Mischler held options for 46,000 shares and Messrs. Stillwell and Burger each held options for 7,500 shares, all of which were issued under the 1988 Plan.

     Bernard Bressler, a practicing attorney, receives compensation based on his usual hourly rate for attendance at Board meetings.

     (e)  INDEMNIFICATION.

     The Registrant's By-Laws provide that it shall, to the fullest extent permitted by the Nevada General Corporation Law, indemnify any person against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director, officer, employee or agent of the Registrant. Accordingly, all current officers and directors of the Registrant are entitled to indemnification by the Registrant under this provision. In addition, James P. Owens, who served as an officer of the Registrant from 1989 until April 1992, is entitled to indemnification under such provision based on his activities in such capacity. Mr. Owens is currently Vice President, Finance and Administration, of GU.

     (f)  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

          The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 1998, the officers of the Registrant participating in the

Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

          During the fiscal year ended March 31, 1998, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Plenum Publishing Corporation ("Plenum"). Plenum has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Plenum and is the only such executive officer who also served on the Registrant's Board. Bernard Bressler (Secretary, Treasurer and a director of the Registrant) is an officer and director of Plenum, but he is not an executive officer of either entity.

          During the period since April 1, 1997 (the beginning of the Registrant's last fiscal year), there were no transactions between the Registrant and Plenum of the type required to be disclosed under Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 19, 1998 based on 7,854,598 shares of Common Stock, no par value, outstanding as of such date.

                                         AMOUNT AND
                                         NATURE OF
                 NAME AND ADDRESS OF     BENEFICIAL   PERCENTAGE
TITLE OF CLASS   BENEFICIAL OWNER         OWNERSHIP    OF CLASS
--------------   -------------------     ----------   -----------
                 Ryback Management        878,600(1)    11.2%
                   Corporation
                 7711 Carondelet Avenue
                 Box 16900
                 St. Louis, MO  63105

                 Dimensional Fund         580,549(2)     7.4%
                   Advisors, Inc.
                 1299 Ocean Avenue
                 11th Floor
                 Santa Monica, CA 90401

                 Martin E. Tash           466,487(3)     5.9%
                 233 Spring Street
                 New York, NY 10013

------------------
(1) As set forth in Amendment No. 3 to Statement on Schedule 13G, dated January 23, 1998, Ryback Management Corporation ("Ryback"), a registered investment advisor, has sole voting and dispositive power as to 878,600 shares as of December 31, 1997. 776,000 of such shares are held by Lindner Growth Fund, a registered investment company, and 102,600 are managed by Ryback.

(2) As set forth in Amendment No. 6 to Statement on Schedule 13G, filed on February 13, 1998, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 580,549 shares as of December 31, 1997, all of which shares are held on behalf of advisory clients of Dimensional, a registered open-end management investment company. Dimensional disclaims beneficial ownership of all such shares.

(3) As set forth in their joint statement on Schedule 13D which is being filed on or about the date of this filing, Martin E. Tash and his wife Arlene
S. Tash may be deemed to be the beneficial owners of 466,487 shares.  Martin
E. Tash has sole voting and dispositive power as to 111,990 shares owned solely by him (49,852 shares of which are held by a private profit sharing plan of which Mr. Tash is sole beneficiary and 28,085 shares of which are held by the Plenum Profit Sharing Plan for the benefit of Mr. Tash) which, together with his currently exercisable options, represent 2.4% of the outstanding stock. Mr. and Mrs. Tash have shared voting and dispositive power as to 244,558 shares owned jointly by them, representing 3.1% of the outstanding stock. The 75,000 shares which may be acquired upon exercise of the options held by Mr. Tash have been deemed outstanding for the purpose of computing his individual percentage ownership of outstanding shares, but not for the purpose of computing the percentage owned by any other party. Mrs. Tash disclaims beneficial ownership of the shares owned solely by Mr. Tash.

     Plenum, of which Mr. Tash is President and Chairman of the Board, is the owner of and has sole voting and dispositive power as to 34,939 shares. On March 20, 1998, Plenum distributed as a dividend to its shareholders 878,061 shares of Gradco out of a total of 913,000 shares owned by Plenum. Prior to the declaration of such dividend, Plenum and Mr. and Mrs. Tash constituted a "group" as defined in Rule 13d-5(b)(1) under the Securities and Exchange Act of 1934, as reflected in their joint Statement on Schedule 13D dated December 1, 1989, and amendments thereto. In accordance with Amendment No. 7 to the Statement on Schedule 13D of Plenum and Mr. and Mrs. Tash, which is being filed on or about the date of this filing, the group has been dissolved. Mr. Tash disclaims beneficial ownership of the 34,939 shares owned by Plenum.

     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the SUMMARY COMPENSATION TABLE in Item 11(a), and all officers and directors as a group (7 persons), as of June 19, 1998.

                                         AMOUNT AND
                                         NATURE OF
                NAME AND ADDRESS OF      BENEFICIAL   PERCENTAGE
TITLE OF CLASS  BENEFICIAL OWNER         OWNERSHIP    OF CLASS (1)
--------------  -------------------      -----------  ------------
Common Stock    Martin E. Tash            466,487(2)     5.9%
no par value    233 Spring Street
                New York, NY 10013

                Harland L. Mischler       123,000(3)     1.6%
                7900 Glades Road
                Boca Raton, FL 33434

                Bernard Bressler           23,786(4)      *
                17 State Street
                New York, NY 10004

                Robert J. Stillwell        34,600(5)      *
                1009 N. Bethlehem Pike
                Springhouse, PA 19477

                Thomas J. Burger
                1555 West Walnut Lane       7,500(6)      *
                Irving, TX 75038

                Masakazu (Mark) Takeuchi   33,000(7)      *
                Shibuya-ku, Tokyo 150
                Japan

                Akira (Tony) Shinomiya     16,000(8)      *
                Shibuya-ku, Tokyo 150
                Japan

                All Executive Officers    704,373(9)     8.7%
                and Directors as a
                Group (comprising the
                7 persons shown above)

* Less than 1%
-----------------
(1) In each instance where a named individual is listed as the holder of currently exercisable options, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note

(9).

(2) See note (3) to the table in Item 12(a) for a breakdown of ownership.

(3) Includes 52,000 shares owned directly by HLM Capital Resources, Inc., a private investment and holding corporation, of which Mr. Mischler is President, Chairman and major shareholder, and 25,000 shares owned directly by Mr. Mischler. Also includes currently exercisable options granted to Mr. Mischler to purchase 46,000 shares of the Registrant's stock.

(4) Includes 2,626 shares held by Mr. Bressler's wife. Mr. Bressler disclaims beneficial ownership of the shares owned by his wife.

(5) Includes 17,100 shares held for Mr. Stillwell in an individual retirement account, and 7,500 shares which may be acquired upon the exercise of currently exercisable options.

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

(9) The number of shares and percentage owned includes 185,000 shares which may be acquired upon the exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1998 fiscal year, the Registrant paid legal fees of $128,803 to such firm.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

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

    10.9 Gradco 1988 Stock Option Plan, incorporated by reference from Form 8-K for July 1, 1988, Exhibit 19.3, and amendment thereto dated July 24, 1991, incorporated by reference from Form 10-Q for quarter ended June 30, 1991, Exhibit 19.2.

    10.10 Gradco 1997 Stock Option Plan, incorporated by reference from its Registration Statement on Form S-8 filed February 3, 1998,
          Exhibit 4.

    10.11 Amended Umbrella Agreement dated as of December 5, 1990 among Gradco, Gradco (Japan) Ltd. and Gradco (USA) Inc., incorporated by reference from Form 8-K for December 5, 1990,
          Exhibit 28.

    10.12 Agreement between Gradco and Gradco (Japan) Ltd. dated
          March 1, 1991, incorporated by reference from Form 8-K for March 1, 1991, Exhibit 28.

    10.13 Letter Agreement dated March 29, 1991 between Gradco Systems, Inc. and Gradco (Japan) Ltd., incorporated by reference from Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.31.

    10.14 Lease Agreement between Venture Engineering, Inc. and
          Aetna Life Insurance Company, Inc. (formerly Trammell Crow Company) dated October 1, 1988 and subsequent amendments dated July 1, 1989, August 1, 1989, February 1, 1990 and March 1, 1991, incorporated herein by reference from Form 10-K for fiscal year ended March 31, 1991, Exhibit 19.3.

    10.15 Basic Agreement between Gradco (Japan) Ltd. and Ikegami
          Tsushinki Co. Ltd. dated as of January 1, 1996 (English Translation of Japanese original), incorporated by reference from Form 10-K for fiscal year ended March 31, 1996,
          Exhibit 10.16.

    10.16 Agreement between Gradco (Japan) Ltd. and Lexmark International,
          Inc. dated September 1, 1992, incorporated by reference from Form 10-K for the fiscal year ended March 31, 1993, Exhibit 10.22.

    10.17 Regulations of Retirement Allowance for Board of Directors and Auditors of Gradco Japan, adopted June 3, 1994 (English translation of Japanese original), incorporated by reference from Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.22.

    10.18 Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995, incorporated by reference from Form 10-K for fiscal year ended March 31, 1996,
          Exhibit 10.19.

    21    List of Significant Subsidiaries

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


Dated: June 29, 1998
                              GRADCO SYSTEMS, INC.



                              By: /s/ Martin E. Tash
                                  -----------------------------------------
                                  Martin E. Tash
                                  Chairman of the Board, President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                 TITLE                   DATE
          ---------                 -----                   ----
                         Chairman of the Board,
                         President and Chief
/s/ Martin E. Tash       Executive Officer (Principal
-----------------------      Executive Officer)          June 29, 1998
Martin E. Tash

                         Executive Vice President,
                         Chief Financial Officer
                         (Principal Financial
/s/ Harland L. Mischler  and Accounting Officer)
-----------------------      and Director                June 29, 1998
Harland L. Mischler

/s/ Bernard Bressler
-----------------------  Secretary, Treasurer and        June 29, 1998
Bernard Bressler         Director

/s/ Robert J. Stillwell
-----------------------  Director                        June 29, 1998
Robert J. Stillwell

/s/ Thomas J. Burger
-----------------------  Director                        June 29, 1998
Thomas J. Burger

/s/ Mark Takeuchi
-----------------------  Director                        June 29, 1998
Mark Takeuchi

FORM 10-K--ITEM 14(a) (1) AND (2)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Gradco Systems, Inc. and subsidiary companies are included in Item 8:

     Consolidated Balance Sheets--
          March 31, 1998 and 1997..............................  S-2
     Consolidated Statements of Income--Years Ended
          March 31, 1998, 1997 and 1996........................  S-3
     Consolidated Statements of Shareholders' Equity--
          Years Ended March 31, 1998, 1997 and 1996............  S-4
     Consolidated Statements of Cash Flows--Years Ended
          March 31, 1998, 1997 and 1996........................  S-5
     Notes to Consolidated Financial Statements................  S-7 to S-15
                                                                 inclusive
The following consolidated financial statement schedule of Gradco Systems, Inc. and subsidiary companies is included in Item 14(d):
     II--Valuation and Qualifying Accounts.....................  S-16

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index to the financial statements (Item 14a) present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries (the "Company") at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
June 4, 1998

                                GRADCO SYSTEMS, INC.

                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                                               March 31,
                                                        ------------------------
                                                           1998          1997
                                                           ----          ----
                                 ASSETS
Current assets:
     Cash and cash equivalents                           $ 8,691        $18,335
     Accounts receivable, less allowance for
           doubtful accounts of $108 and $59              29,930         24,583
     Inventories                                           1,608          1,759
     Deferred income taxes                                   552            252
     Other current assets                                    166            327
                                                         -------        -------
          Total current assets                            40,947         45,256
Furniture, fixtures and equipment, net                     1,290          2,054
License repurchase, net of accumulated
     amortization of $10,700 and $10,994                     130          4,069
Excess of cost over acquired net assets, net
     of accumulated amortization of $495 and $451          1,234          1,278
Deferred income taxes                                      1,571            --
Other assets                                               3,299          5,429
                                                         -------        -------
                                                         $58,086        $48,471
                                                         -------        -------
                                                         -------        -------



                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $ 10,241       $ 10,939
     Notes payable to suppliers                            9,849         12,608
     Accrued expenses                                      1,077            684
     Income taxes payable                                  2,527          1,596
     Current installments of long-term debt                   13             11
                                                        --------       --------
          Total current liabilities                       23,707         25,838
Long-term debt, excluding current installments                 2             15
Non-current liabilities                                    1,024            889
Deferred income taxes                                        --           1,833
Excess of fair value of net assets acquired over
     cost, net of accumulated amortization of $200         1,600            --
Minority interest                                            665         14,172
Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred stock, no par value; authorized
          7,500,000 shares, none issued
     Common stock, no par value; authorized 30,000,000
          shares, issued 7,854,598 and 7,798,909          45,325         44,618
     Accumulated deficit                                 (23,972)       (30,358)
     Currency translation adjustments                        120          1,079
                                                        --------       --------
          Total shareholders' equity                      21,473         15,339
                                                        --------       --------
                                                        $ 48,471       $ 58,086
                                                        --------       --------
                                                        --------       --------


             See accompanying notes to consolidated financial statements.

                                GRADCO SYSTEMS, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share amounts)


                                             For the years ended March 31,
                                         --------------------------------------
                                           1998           1997            1996
                                           ----           ----            ----
Revenues:

Net sales                               $116,502        $ 96,897       $ 96,159
Development engineering services           1,421           1,125          1,877
Licenses and royalties                     3,076           2,865          2,560
                                        --------        --------       --------
                                         120,999         100,887        100,596
                                        --------        --------       --------

Costs and expenses:

Cost of sales                             95,019          79,271         77,497
Research and development                   4,191           3,768          3,771
Selling, general and administrative       10,083          11,002         12,014
                                        --------        --------       --------
                                         109,293          94,041         93,282
                                        --------        --------       --------

Income from operations                    11,706           6,846          7,314

Interest expense                             (12)             (4)           (13)
Interest income                              172             187            239
Gain on trading securities                   --              --              53
                                        --------        --------       --------
Earnings before income taxes
and minority interest                     11,866           7,029          7,593
Income tax expense                         4,378           2,983          2,748
Minority interest                          1,102           1,194          1,585
                                        --------        --------       --------
     Net earnings                       $  6,386        $  2,852       $  3,260
                                        --------        --------       --------
                                        --------        --------       --------


Basic earnings per common share         $    .82        $    .36       $    .42
                                        --------        --------       --------
                                        --------        --------       --------

Average shares outstanding, basic EPS      7,809           7,799          7,796
                                        --------        --------       --------
                                        --------        --------       --------

Diluted earnings per common share       $    .79        $    .36       $    .42
                                        --------        --------       --------
                                        --------        --------       --------

Average shares outstanding, diluted EPS    8,051           7,832          7,813
                                        --------        --------       --------
                                        --------        --------       --------


             See accompanying notes to consolidated financial statements.

                                GRADCO SYSTEMS, INC.

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Dollars in thousands)



                                                         Common Stock                            Currency
                                                      ---------------------      Accumulated   translation
                                                      Shares         Amount        deficit      adjustments
                                                      ------         ------        -------      -----------
Balance at March 31, 1995                          7,783,909     $  44,546       $ (36,470)     $   8,921
     Issuance of shares in lieu of cash               15,000            72            --             --
     Translation adjustment                             --            --              --           (4,128)
     Net earnings                                                     --             3,260           --
                                                   ---------     ---------       ---------      ---------
Balance at March 31, 1996                          7,798,909        44,618         (33,210)         4,793
Translation adjustment                                  --            --              --           (3,714)
     Net earnings                                       --            --             2,852           --
                                                   ---------     ---------       ---------      ---------
Balance at March 31, 1997                          7,798,909        44,618         (30,358)         1,079
Issuance of shares in exchange
        for Ziyad shares                                 689          --              --             --
     Exercise of stock options                        55,000           180            --             --
     Stock-based compensation                           --             527            --             --
     Translation adjustment                             --            --              --             (959)
     Net earnings                                       --            --             6,386           --
                                                   ---------     ---------       ---------      ---------
Balance at March 31, 1998                          7,854,598     $  45,325       $ (23,972)     $     120
                                                   ---------     ---------       ---------      ---------
                                                   ---------     ---------       ---------      ---------


          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                       For the years ended March 31,
                                                                     ------------------------------------
                                                                     1998            1997           1996
                                                                     ----            ----           ----
Cash flows from operating activities:
    Net earnings                                                  $  6,386        $  2,852       $  3,260
                                                                  --------        --------       --------
    Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation                                                     1,005           1,268          1,213

    Amortization                                                       806           1,583          2,066
    Deferred income taxes                                             (684)           (406)          (947)
    Unrealized holding gain on trading securities                     --              --               (8)
    Gain on sale of securities                                        --              --              (45)
    Provision for losses on accounts receivable                         50             240             64
    Loss (gain) on sale of property and equipment                       41              (5)            66
    Purchases of trading securities                                   --              --             (249)
    Proceeds from sale of trading securities                          --              --              882
    Issuance of common shares in lieu of cash                         --              --               72
    Stock-based compensation                                           527            --             --
    Minority interest                                                1,102           1,194          1,585
    (Increase) decrease in accounts receivable                      (7,641)         (7,024)         2,182
    Decrease (increase) in inventory                                   124             142           (609)
    Decrease in prepaid assets                                         149             968             37
    Decrease (increase) in other assets                              1,014          (2,662)        (1,057)
    (Decrease) increase in accounts payable                           (183)          3,835           (133)
    (Decrease) increase in notes payable to suppliers               (1,047)          1,690          1,305
    Increase (decrease) in accrued expenses                            435              (9)          (387)
    Increase (decrease) in income taxes payable                      1,162            (842)         2,135
    Increase in other liabilities                                      199             204            145
                                                                  --------        --------       --------
    Total adjustments                                               (2,941)            176          8,317
                                                                  --------        --------       --------
    Net cash provided by operations                                  3,445           3,028         11,577
                                                                  --------        --------       --------
Cash flows from investing activities:

Acquisition of property and equipment                                 (330)         (1,753)        (1,638)
    Proceeds from sale of property and equipment                      --                10              3
    Purchase of minority interest                                  (12,704)           --             --
                                                                  --------        --------       --------
    Net cash used in investing activities                          (13,034)         (1,743)        (1,635)
                                                                  --------        --------       --------

                                                                       For the years ended March 31,
                                                                     ------------------------------------
                                                                     1998            1997           1996
                                                                     ----            ----           ----
Cash flows from financing activities:
    Repayment of notes in excess of three months                       (11)            (10)            (9)
    Proceeds from exercise of stock options                            181            --             --
    Dividend to minority shareholders                                 --              (231)          --
                                                                  --------        --------       --------
    Net cash provided by (used in) financing activities                170            (241)            (9)
                                                                  --------        --------       --------
Effect of exchange rate changes on cash                               (225)         (2,232)        (2,568)
                                                                  --------        --------       --------
Net (decrease) increase in cash and cash equivalents                (9,644)         (1,188)         7,365
Cash and cash equivalents at beginning of year                      18,335          19,523         12,158
                                                                  --------        --------       --------
Cash and cash equivalents at end of year                          $  8,691        $ 18,335       $ 19,523
                                                                  --------        --------       --------
                                                                  --------        --------       --------


Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for:
    Interest                                                      $     12        $      4       $     15
    Income taxes                                                     4,131           4,232          1,910



             See accompanying notes to consolidated financial statements.

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 1998, the Company increased its ownership in Gradco (Japan) Ltd. ("GJ"), its principal operating subsidiary, from 58.6% to 97.3% (Note 2).

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables. International copier manufacturers comprise a significant portion of the Company's customer base. All such trade receivables were current at March 31, 1998.

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

LONG-LIVED ASSETS

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. With respect to the excess of cost over acquired net assets ("goodwill"), the Company records impairment to the extent that fair value (using future undiscounted cash flows) is less than the carrying value of goodwill.

REVENUE RECOGNITION

     Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, and licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

                                GRADCO SYSTEMS, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

DEPRECIATION AND AMORTIZATION

     Furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to ten years. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The excess of cost over the net assets of acquired companies is amortized over forty years.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses incurred under development engineering service contracts, research and development contracts on behalf of OEM customers and internal research and development are reflected in research and development expense.

     Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, were $1,914,000, $1,111,000 and $1,733,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, were $2,277,000, $2,657,000 and $2,038,000.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity.
There were foreign currency transaction gains of $1,098,000, $904,000 and $1,057,000 included in selling, general and administrative expenses in fiscal 1998, 1997 and 1996, respectively.

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

                                                   Fiscal Year
                                             -------------------------
                                             1998      1997      1996
                                             ----      ----      ----
Average shares outstanding, basic EPS        7,809    7,799     7,796
Effect of dilutive securities:
     Stock options                             242       33        17
                                             -----    -----     -----
Average shares outstanding, diluted EPS      8,051    7,832     7,813
                                             -----    -----     -----
                                             -----    -----     -----

                                GRADCO SYSTEMS, INC.

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

NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 1997 and 1996 consolidated financial statements to conform to the fiscal 1998 presentation.

NOTE 2--REORGANIZATION

     On June 5, 1997, the Company announced that GJ had obtained agreements from the holders of 4,271,000 shares of the outstanding stock of Gradco Japan to sell such stock back to GJ at a price of 299 yen per share. The transaction was consummated by GJ in July, increasing the Company's ownership in the stock of GJ from 58.6% to 90.0%. The total purchase price of $11.1 million was paid from available cash of GJ and was $2.0 million less than the book value of the net assets acquired. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values on the acquisition date. In October 1997, an additional 580,000 shares of GJ were purchased by the Company for 325 yen per share or approximately $1.6 million in total. This increased the Company's ownership in the stock of GJ from 7,180,000 shares to 7,760,000 shares which represents 97.3% of the currently outstanding shares of GJ. Included in this purchase were 60,000, 40,000 and 35,000 shares acquired from Mark Takeuchi, President of GJ and a director of the Company, Tony Shinomiya, Chief Financial Officer of GJ and the GJ Employee Stock Ownership Plan, respectively.

     On September 30, 1997, GJ's U.S. subsidiary, Gradco (USA) Inc. ("GU"), was sold to Gradco Systems, Inc. No gain or loss was recognized in connection with this transaction. GU will be included in the Company's consolidated U.S. federal tax return subsequent to the acquisition date. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, a reduction in the Company's valuation allowance for its tax loss carryforwards in the amount of $1.8 million was recorded in conjunction with the acquisition based on an assessment of expected future results of operations. Because there were no material noncurrent assets of the acquired enterprise to reduce, a corresponding credit to "excess of fair value of assets acquired over cost" was recorded as required by SFAS 109 and will be amortized into income over four and one-half years, the same period over which the utilization of the tax loss carryforwards was estimated.

                                GRADCO SYSTEMS, INC.

NOTE 3--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS



                                                                            March 31,
                                                                    ---------------------
                                                                      1998           1997
                                                                      ----           ----
                                                                        (In Thousands)
Inventories are summarized as follows:

    Raw materials                                                   $  128         $  499
    Work-in-process                                                    992            570
    Finished goods                                                     488            690
                                                                    ------         ------
                                                                    $1,608         $1,759
                                                                    ------         ------
                                                                    ------         ------

Furniture, fixtures and equipment, at cost, are summarized as follows:

    Office, shop and automotive equipment                           $1,192         $1,080
    Computer equipment                                                 873            730
    Leasehold improvements                                             122            130
    Tooling                                                          3,911          4,991
                                                                    ------         ------
                                                                     6,098          6,931
    Less:
          Accumulated depreciation and amortization                  4,808          4,877
                                                                    ------         ------
                                                                    $1,290         $2,054
                                                                    ------         ------
                                                                    ------         ------
Other assets are summarized as follows:

    Deposits                                                        $1,352         $2,479
    Cash surrender value of life insurance                             837            855
    Investments                                                        642            835
    Patents                                                            250            938
    Intangible pension asset                                           171            228
    Other                                                               47             94
                                                                    ------         ------
                                                                    $3,299         $5,429
                                                                    ------         ------
                                                                    ------         ------
Other non-current liabilities are summarized as follows:

    Accumulated benefit obligation                                  $  867         $  730
    Other                                                              157            159
                                                                    ------         ------
                                                                    $1,024         $  889
                                                                    ------         ------
                                                                    ------         ------

NOTE 4--INCOME TAXES

    Income tax expense consists of the following (in thousands):

                                                                                  Fiscal Year
                                                                    --------------------------------------
                                                                     1998            1997           1996
                                                                     ----            ----           ----
    Current
        Foreign                                                    $ 4,251        $ 2,971        $ 3,250
        Federal                                                        453            296            218
        State                                                          358            122            227
    Deferred
        Foreign                                                     (1,185)          (441)          (779)
        Federal                                                        501             35           (168)
                                                                   -------        -------        -------
    Total                                                          $ 4,378        $ 2,983        $ 2,748
                                                                   -------        -------        -------
                                                                   -------        -------        -------

                                GRADCO SYSTEMS, INC.

NOTE 4--INCOME TAXES--(CONTINUED)

    The foreign provisions for all years primarily reflect GJ income taxed in Japan.

    Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:

                                                                                   Fiscal Year
                                                                    --------------------------------------
                                                                       1998          1997           1996
                                                                       ----          ----           ----
    Federal statutory tax rate                                        35.0%          35.0%          35.0%
    Increase (decrease) in tax rate resulting from:
        State income taxes, less federal benefit                       2.1            1.2            2.2
        Foreign tax expense                                            7.9           12.4           10.7
        Recognition of deferred income, previously taxed              (7.6)          (6.4)          (5.9)
        Net operating loss utilized                                     --             --           (6.9)
        Other                                                         (0.5)           0.2            1.1
                                                                    ------         ------         ------
    Effective income tax rate                                         36.9%          42.4%          36.2%
                                                                    ------         ------         ------
                                                                    ------         ------         ------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                           March 31,
                                                                     ---------------------
                                                                      1998           1997
                                                                      ----           ----
    Deferred tax assets
        Patent amortization                                        $   632        $   --
        Local taxes                                                    401            201
        Retirement benefits                                            334            261
        Other                                                          387            227
        Tax loss carryforwards                                       9,390          9,450
        Valuation allowance                                         (8,167)        (9,450)
                                                                   -------        -------
                                                                     2,977            689
                                                                   -------        -------
    Deferred tax liabilities
        Intercompany loan revaluation                                  711            766
        License repurchase                                             --           1,338
        Other                                                          143            166
                                                                   -------        -------
                                                                       854          2,270
                                                                   -------        -------
    Net deferred tax assets (liabilities)                          $ 2,123        $(1,581)
                                                                   -------        -------
                                                                   -------        -------

     At March 31, 1998, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $27,700,000 which will expire in 2000 through 2012 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiaries, Venture Engineering, Inc. and Gradco (USA) Inc. At this time it is not deemed more likely than not that all of these NOLs can be utilized and therefore a valuation allowance has been established. As described in Note 2, a reduction in the valuation allowance in the amount of $1.8 million was recorded in fiscal 1998 in conjunction with the intercompany transfer of GU. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

     The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 1998, the Company's share of such undistributed foreign earnings totaled $12,500,000. Foreign withholding taxes of approximately $1,250,000 would be due upon remittance of these earnings.

                                GRADCO SYSTEMS, INC.

NOTE 5--LICENSE REPURCHASE

     In 1986, the Company entered into an agreement with C. Itoh Electronics, Inc. ('CIE') to terminate the exclusive Japanese license granted to CIE in 1983. The Company paid the equivalent of 1.864 billion yen ($11,500,000 in 1986-87), and was amortizing these costs over a period of 15 years. In conjunction with the reacquisition of GJ shares (Note 2), the carrying value of the license repurchase was reduced by 421 million yen (approximately $3.7 million) and its amortization period was shortened to 13 years; there is currently one year remaining. Amortization of the license repurchase amounted to $488,000, $1,004,000 and $1,158,000 in the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 6--EMPLOYEE BENEFITS

     The Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") in September 1997. A maximum of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to the 1997 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The options are not intended to qualify as "Incentive Stock Options" within the meaning of Section 422(a) of the Internal Revenue Code of 1986, but are instead nonqualified options. Options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference will be recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Stock-based compensation expense of $527,000 is included in selling, general and administrative expenses for the year ended March 31, 1998.

     The Company's 1988 Stock Option Plan has 350,000 shares authorized for issuance. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant in the case of Incentive Stock Options and at or below fair market value in the case of nonqualified options.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized on the Incentive Stock Options. Had compensation cost been determined consistent with SFAS 123, there would have been no material effect on results of operations for the periods presented.

     The following table summarizes stock option activity:

                                                                Weighted Average
                                                      Number     Exercise Price
                                                      ------     --------------
     Outstanding March 31, 1995                      338,910         $ 4.29
     Expired                                         (15,000)          9.25
                                                     -------
     Outstanding March 31, 1996                      323,910           4.06
     Granted                                          11,500           3.38
                                                     -------
     Outstanding March 31, 1997                      335,410           4.04
     Granted                                         312,000           2.00
     Exercised                                       (55,000)          3.29
     Expired                                          (1,410)          8.31
                                                     -------
     Outstanding March 31, 1998                      591,000         $ 3.02
                                                     -------
                                                     -------

     Of the options outstanding at March 31, 1996, 1997 and 1998, options to purchase 284,743, 305,576 and 351,250 shares, respectively, were exercisable at weighted average prices of $4.16, $4.10 and $3.64 per share, respectively.

                                GRADCO SYSTEMS, INC.

NOTE 6--EMPLOYEE BENEFITS--(CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 1998:



                                                 Options Outstanding                            Options Exercisable
                               ----------------------------------------------------        -------------------------------
                                                      Weighted           Weighted                                Weighted
                                                       Average            Average                                 Average
           Range of              Number               Remaining           Exercise            Number              Exercise
        Exercise Prices        Outstanding        Contractual Life         Price            Exercisable            Price
      --------------------------------------------------------------------------------------------------------------------
           $2.00                304,000                  9.5               $2.00              70,000               $2.00
       2.38 to 3.38             162,500                  4.1                3.04             156,750                3.03
           4.25                  70,500                  3.0                4.25              70,500                4.25
       6.75 to 7.38              54,000                  1.1                7.10              54,000                7.10
                                -------                                                      -------
                                591,000                                                      351,250
                                -------                                                      -------
                                -------                                                      -------


     The Company's Japanese subsidiary has a retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. Currently the plan is unfunded. At March 31, 1998, the Company has recorded an intangible pension asset of $171,000 and an accumulated benefit obligation of $867,000. The amount charged to expense in fiscal 1998, 1997 and 1996 was $249,000, $149,000 and $329,000, respectively.

     The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plans, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal 1998 and 1997, the Company contributed $55,000 and $14,000 to the plans. No Company contributions were made during fiscal 1996.

NOTE 7--COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

     Future minimum lease payments at March 31, 1998, under non-cancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

                         1999             $   714,000
                         2000                 649,000
                         2001                 605,000
                         2002                 613,000
                         2003                 246,000
                         Thereafter           168,000

     Rent expense was approximately $1,109,000, $914,000 and $916,000 for fiscal years 1998, 1997 and 1996, respectively.

     In the following litigation, material claims have been asserted against the
Company:

                                GRADCO SYSTEMS, INC.

NOTE 7--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

                                GRADCO SYSTEMS, INC.

NOTE 8--CUSTOMER INFORMATION AND GEOGRAPHIC DATA

     The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

                            Fiscal Year
                      -----------------------
                      1998      1997     1996
                      ----      ----     ----
     Xerox            26%       26%      29%
     Xerox Ltd.       20%       17%      16%
     Mita             N/A       11%      13%
     Lanier           N/A       11%      11%

Geographic data follows (in thousands):

                           Domestic        Europe          Asia        Eliminations  Consolidated
                           --------        ------          ----        ------------  ------------
March 31, 1998
     Net sales             $76,003       $       9      $  91,236      $ (50,746)     $ 116,502
     Net earnings            4,139               1          3,996         (1,750)         6,386
     Assets                 23,122              56         38,871        (13,579)        48,471

March 31, 1997
     Net sales             $63,304       $     134      $  86,388      $ (52,879)     $  96,897
     Net earnings            1,886               1          1,292           (327)         2,852
     Assets                 18,377              73         51,958        (15,371)        58,086

March 31, 1996
     Net sales             $62,194       $      89      $  86,186        (52,310)     $  96,159
     Net earnings            1,933               3          1,324             --          3,260
     Assets                 19,411              67         53,908        (15,371)        58,015

     For the years ended March 31, 1998, 1997 and 1996 export sales were $26,394,000, $18,618,000 and $16,279,000, respectively, consisting principally of sales to Europe and Canada.

NOTE 9--INTERIM FINANCIAL RESULTS (UNAUDITED)


                                                                        Quarter
                                           -------------------------------------------------------------------
                                            First         Second         Third          Fourth          Year
                                            -----         ------         -----          ------          ----
                                                   (In thousands of dollars, except per share amounts)
1998

Net sales                                $  39,802      $  28,785      $  23,548      $  24,367      $ 116,502
Gross margin                                 7,725          5,001          4,363          4,394         21,483
Earnings before income taxes                 5,178          2,198          2,143          2,347         11,866
Net earnings                                 1,774          1,379          1,366          1,867          6,386
Basic earnings per common share          $     .23      $     .18      $     .18      $     .24      $     .82
Diluted earnings per common share        $     .23      $     .17      $     .17      $     .23      $     .79

1997

Net sales                                $  25,546      $  25,601      $  21,950      $  23,800      $  96,897
Gross margin                                 4,752          4,402          3,950          4,522         17,626
Earnings before income taxes                 1,716          1,301          1,382          2,630          7,029
Net earnings                                   792            550            625            885          2,852
Basic earnings per common share          $     .10      $     .07      $     .08      $     .11      $     .36
Diluted earnings per common share        $     .10      $     .07      $     .08      $     .11      $     .36

                                                                     SCHEDULE II

                                GRADCO SYSTEMS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

                      For the three years ended March 31, 1998
                               (Amounts in thousands)


                                                                       Additions
                                                          Balance     Charged to                      Balance
                                                         Beginning     Costs and                       at End
                                                          of Year       Expenses     Deductions        of Year
                                                          -------       --------     ----------        -------
Valuation reserve deducted in the balance
     sheet from the asset to which it applies:

Year ended March 31, 1998:
     Accounts receivable                                $      59      $      50      $       1      $     108
     Deferred income taxes                              $   9,450      $     717      $   2,000      $   8,167

Year ended March 31, 1997:
     Accounts receivable                                $     103      $     240      $     284      $      59
     Deferred income taxes                              $   9,800      $      --      $     350      $   9,450

Year ended March 31, 1996:
     Accounts receivable                                $      39      $      64      $      --      $     103
     Deferred income taxes                              $  10,850      $      --      $   1,050      $   9,800