Form 10-K/A
period 1998-03-31
GRADCO SYSTEMS INC
filed 1998-07-22
CIK 719597

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                                                          YEARS ENDED MARCH 31,
                                                         ---------------------------------------------------
                                                           1998       1997       1996       1995       1994
                                                           ----       ----       ----       ----       ----
                                                                (In thousands, except per share amounts)
Statement of income data:
Operating revenues:                                      $120,999   $100,887   $100,596    $82,838    $53,148
                                                         --------   --------   --------    -------    -------
Costs and expenses:
    Cost of sales.......................................   95,019     79,271     77,497     64,919     41,163
    Other operating expenses............................   14,274     14,770     15,785     14,186     11,677
    Interest income, net................................     (160)      (183)      (226)       (55)       (32)
    Investment (gains) losses...........................       --         --        (53)       205         52
                                                         --------   --------   --------    -------    -------
                                                          109,133     93,858     93,003     79,255     52,860
                                                         --------   --------   --------    -------    -------
Earnings before income taxes and
    minority interest...................................   11,866      7,029      7,593      3,583        288
Income taxes............................................    4,378      2,983      2,748      1,331        535
Minority interest.......................................    1,102      1,194      1,585        800       (241)
                                                         --------   --------   --------    -------    -------
Net earnings (loss)..................................... $  6,386   $  2,852   $  3,260    $ 1,452    $    (6)
                                                         --------   --------   --------    -------    -------
                                                         --------   --------   --------    -------    -------
Basic earnings per common share......................... $    .82   $    .36   $    .42    $   .19    $    --
                                                         --------   --------   --------    -------    -------
                                                         --------   --------   --------    -------    -------
Average shares outstanding, basic EPS...................    7,809      7,799      7,796      7,784      7,784

Diluted earnings per common share....................... $    .79   $    .36   $    .42    $   .19    $    --
                                                         --------   --------   --------    -------    -------
                                                         --------   --------   --------    -------    -------
Average shares outstanding, diluted EPS.................    8,051      7,832      7,813      7,798      7,784
                                                         --------   --------   --------    -------    -------
                                                         --------   --------   --------    -------    -------
Balance sheet data:
    Working capital..................................... $ 17,240   $ 19,418   $ 18,979    $16,727    $10,208
    Total assets........................................   48,471     58,086     58,015     64,383     41,796
    Long-term debt......................................        2         15         25         35      --
    Shareholders' equity................................   21,473     15,339     16,201     16,997     11,137

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

           (i)   Gradco (Japan) Ltd. (Japan)
           (ii)  Venture Engineering, Inc. (Texas)
           (iii) Gradco (USA) Inc. (California)

    23    Consent of Price Waterhouse LLP, previously filed

    27    Financial Data Schedule, previously filed

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 21, 1998
                              GRADCO SYSTEMS, INC.



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

          SIGNATURE                 TITLE                   DATE
          ---------                 -----                   ----
                         Chairman of the Board,
                         President and Chief
/s/ Martin E. Tash       Executive Officer (Principal
-----------------------      Executive Officer)          July 21, 1998
Martin E. Tash

                         Executive Vice President,
                         Chief Financial Officer
                         (Principal Financial
/s/ Harland L. Mischler  and Accounting Officer)
-----------------------      and Director                July 21, 1998
Harland L. Mischler

/s/ Bernard Bressler
-----------------------  Secretary, Treasurer and        July 21, 1998
Bernard Bressler         Director

/s/ Robert J. Stillwell
-----------------------  Director                        July 21, 1998
Robert J. Stillwell

/s/ Thomas J. Burger
-----------------------  Director                        July 21, 1998
Thomas J. Burger

/s/ Mark Takeuchi
-----------------------  Director                        July 21, 1998
Mark Takeuchi

                                GRADCO SYSTEMS, INC.

                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                                               March 31,
                                                        ------------------------
                                                           1998          1997
                                                           ----          ----
                                 ASSETS
Current assets:
     Cash and cash equivalents                           $ 8,691        $18,335
     Accounts receivable, less allowance for
           doubtful accounts of $108 and $59              29,930         24,583
     Inventories                                           1,608          1,759
     Deferred income taxes                                   552            252
     Other current assets                                    166            327
                                                         -------        -------
          Total current assets                            40,947         45,256
Furniture, fixtures and equipment, net                     1,290          2,054
License repurchase, net of accumulated
     amortization of $10,700 and $10,994                     130          4,069
Excess of cost over acquired net assets, net
     of accumulated amortization of $495 and $451          1,234          1,278
Deferred income taxes                                      1,571            --
Other assets                                               3,299          5,429
                                                         -------        -------
                                                         $48,471        $58,086
                                                         -------        -------
                                                         -------        -------



                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $ 10,241       $ 10,939
     Notes payable to suppliers                            9,849         12,608
     Accrued expenses                                      1,077            684
     Income taxes payable                                  2,527          1,596
     Current installments of long-term debt                   13             11
                                                        --------       --------
          Total current liabilities                       23,707         25,838
Long-term debt, excluding current installments                 2             15
Non-current liabilities                                    1,024            889
Deferred income taxes                                        --           1,833
Excess of fair value of net assets acquired over
     cost, net of accumulated amortization of $200         1,600            --
Minority interest                                            665         14,172
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