Form 10-Q
period 1998-06-30
GRADCO SYSTEMS INC
filed 1998-08-13
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 1998 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                           at June 30, 1998
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,909,598















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 1998 and March 31, 1998                   3

     Consolidated Statements of Income
        for the Three Months Ended
        June 30, 1998 and June 30, 1997                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 1998 and June 30, 1997                      5-6

     Notes to Unaudited Consolidated Financial Statements    7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11-13

Part II.  Other Information                                   14
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    1998            1998
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $13,407         $ 8,691
     Accounts receivable, net                       18,746          29,930
     Inventories                                     2,244           1,608
     Deferred income taxes                           2,591             552
     Other current assets                              735             166
                                                   -------         -------
          Total current assets                      37,723          40,947
Furniture, fixtures and equipment, net               1,213           1,290
Excess of cost over acquired net assets              1,223           1,234
Deferred income taxes                                1,142           1,571
Other assets                                         3,313           3,429
                                                   -------         -------
                                                   $44,614         $48,471
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 8,926         $10,241
     Notes payable to suppliers                     11,092           9,849
     Accrued expenses                                  892           1,077
     Income taxes payable                              358           2,527
     Current installments of long-term debt             11              13
                                                   -------         -------
          Total current liabilities                 21,279          23,707
Long-term debt, excluding current installments         -                 2
Non-current liabilities                                980           1,024
Excess of fair value of net assets acquired
   over cost                                         1,500           1,600
Minority interest                                      583             665

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,909,598 and
        7,854,598 shares outstanding June 30, 1998
        and March 31, 1998, respectively            45,564          45,325
     Accumulated deficit                           (24,613)        (23,972)
     Currency translation adjustment                  (679)            120
                                                   -------         -------
                                                    20,272          21,473
                                                   -------         -------
                                                   $44,614         $48,471
                                                   =======         =======


         See accompanying notes to consolidated financial statements.




                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1998        1997
                                             ----------  ----------
Revenues:

Net sales                                     $23,132     $39,802
Development engineering services                  251         295
Licenses and royalties                            569         665
                                              -------     -------
                                               23,952      40,762
                                              -------     -------
Costs and expenses:

Cost of sales                                  18,385      32,077
Research and development                          836         960
Selling, general and administrative             1,954       2,582
Provision for doubtful Mita receivable          5,000         -
                                              -------     -------
                                               26,175      35,619
                                              -------     -------
Income (loss) from operations                  (2,223)      5,143

Interest expense                                   (1)         (1)
Interest income                                    49          36
                                              -------     -------
Earnings (loss) before income taxes
     and minority interest                     (2,175)      5,178
Income tax expense                             (1,474)      2,381
Minority interest                                 (60)      1,023
                                              -------     -------
Net earnings (loss)                           $  (641)    $ 1,774
                                              =======     =======


Basic earnings (loss) per common share        $ (0.08)    $   .23
                                              =======     =======

Average shares outstanding, basic EPS           7,857       7,799
                                              =======     =======

Diluted earnings (loss) per common share      $ (0.08)    $   .23
                                              =======     =======

Average shares outstanding, diluted EPS         7,857       7,851


          See accompanying notes to consolidated financial statements.




                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1998          1997
                                                     --------      --------
Cash flows from operating activities:
Net (loss) income                                    $  (641)      $ 1,774
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     208           268
        Amortization                                      (2)          354
        Deferred income taxes                         (1,643)           85
        Provision for losses on accounts receivable    5,047           -
        Stock-based compensation                          83           -
        Minority interest                                (60)        1,023
        Decrease (increase) in accounts receivable     5,543       (13,087)
        Increase in inventories                         (643)         (144)
        Increase in prepaid assets                      (591)          (44)
        Increase in other assets                        (511)          (54)
        (Decrease) increase in accounts payable       (1,117)        1,352
        Increase in notes payable to suppliers         1,687         9,530
        (Decrease) increase in accrued expenses         (169)          148
        (Decrease) increase in income taxes payable   (2,123)          943
        (Decrease) increase in other liabilities          (9)           56
                                                     -------       -------
          Total adjustments                            5,700           430
                                                     -------       -------
          Net cash provided by operations              5,059         2,204
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                   (155)         (116)
                                                     -------       -------
          Net cash used in investing activities         (155)         (116)
                                                     -------       -------


















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1998          1997
                                                     --------      --------
Cash flows from financing activities:
Repayment of notes in excess of three months              (4)           (3)
Proceeds from exercise of stock options                  156           -
                                                     -------       -------
         Net cash provided by (used in)
            financing activities                         152            (3)
                                                     -------       -------
         Effect of exchange rate changes on cash        (340)        1,123
                                                     -------       -------
Net increase in cash and cash equivalents              4,716         3,208
Cash and cash equivalents at beginning of period       8,691        18,335
                                                     -------       -------
Cash and cash equivalents at end of period           $13,407       $21,543
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $    1        $    1
Income taxes                                           2,338         1,231



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency translation gains of $426,000 and $167,000 are included in selling, general and administrative expenses for the three months ended June 30, 1998 and 1997, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              1998        1998
                                            ---------   ---------
Raw materials                                $  142      $  128
Work-in-process                               1,669         992
Finished goods                                  433         488
                                             ------      ------
                                             $2,244      $1,608
                                             ======      ======

NOTE 3:  INCOME TAXES

The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for the fiscal years in the countries where the Company operates applied to results of the quarter.








                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the current quarter, there is no difference in the average shares outstanding between diluted and basic because there was a net loss for the quarter. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings or loss stated in the Consolidated Statements of Income. Basic and diluted EPS do not differ materially from earnings per share previously presented. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                           Three Months Ended
                                         ----------------------
                                         June 30,      June 30,
                                           1998          1997
                                         --------      --------

Average shares outstanding, basic EPS      7,857         7,799
Effect of dilutive securities:
     Stock options                           -              52
                                          ------        ------
Average shares outstanding, diluted EPS    7,857         7,851
                                          ======        ======

NOTE 5:  COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was a loss of $1,056,000 and income of $2,238,000 for the three months ended June 30, 1998 and 1997, respectively. The difference from net income or loss as reported is the tax affected change in the cumulative currency translation adjustment.

NOTE 6:  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement, which will become effective in fiscal 1999, expands or modifies disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.




                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

HAMMA V. GRADCO SYSTEMS, INC. ET AL., DUBOIS V. GRADCO SYSTEMS, INC. ET AL. In March 1988, the Company and its (now former) president, Keith Stewart, were sued in the U.S. District Court in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. The complaints in the two cases, which were consolidated for certain pretrial purposes, primarily allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damages issues so that an initial trial would determine whether liability exists and, if so, a subsequent trial would determine damages.

In March 1992, each plaintiff filed an Application for Prejudgment Remedy against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of these two defendants. This Application was dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the Application. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the Application within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period. The Company would vigorously oppose a renewed Application. Management believes that the Consent Order is in the Company's best interests because it precludes any attachment of the Company's assets until such time as a proposed transaction which would affect its ownership of stock in GJ may arise, and it avoids the legal expense which would have resulted from a current hearing on the Application.

In June 1995, a jury found the Company to have liability in the lawsuit filed by John C. Hamma and the Company filed a motion in August 1995 to reverse the verdict.

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





                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES (Continued)

In November 1995, the Court ordered the plaintiffs to submit a memorandum regarding the legal theories on which they based their damages claims and for the defendants to respond. This issue is under consideration by the Court. If Gradco's view prevails, the magnitude of damages, even should the August 1995 motion prove unavailing, will be reduced substantially from the amount sought in the July PJR Application.

In July 1998, the Court issued a decision on the Company's August 1995 motion, sustaining the jury verdict on all issues other than a RICO claim against Keith Stewart. The Court has not yet ruled on the proper measure of damages, which ruling the Company believes is necessary before discovery and trial on the issue of damages can take place. The Court has also not yet ruled on the July PJR Application.

The Court has permitted the Company to file a motion for reconsideration of the Court's decision as it relates to recision of the release agreement executed by Hamma in 1982. The Company expects to file this motion on August 14, 1998.

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

NOTE 8: SUBSEQUENT EVENT

On August 10, 1998, the Company learned that Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, had filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company has established an allowance of $5,000,000, representing nearly all of Mita's indebtedness to Gradco as of June 30, 1998. On an after tax and minority interest basis, this charge amounted to $2,529,000 or $.32 per share.











                                      -10-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1998 decreased $16,810,000 from the amount in the prior year's first quarter principally from a 42% decrease in net sales, reflecting a 40% reduction in unit sales in the copier market. Unit sales in the first quarter of the prior year were abnormally high because of the introduction of a new product line which resulted in a temporary spike in demand as customers purchased the new products before phasing out the old versions. When compared to the preceding quarter, unit sales were only down 6%. Sales denominated in yen were $1.8 million lower than they would have been had the yen not decreased by 13% against the dollar when compared to the same period in the previous year.

Gross margin on net sales increased to 20.5% from 19.4% for the three months ended June 30, 1998 and June 30, 1997, respectively, reflecting improved margins at Venture.

Research and development expenses ("R&D") in the current quarter totaled $836,000, 3.5% of revenues, compared to $960,000, 2.4% of revenues, in the prior year's comparable period.







                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses ("SG&A") in the current quarter totaled $1,954,000, 8.2% of revenues, compared to $2,582,000, 6.3% of revenues, in the prior year's comparable period, a decrease of $628,000. Approximately $243,000 of this decrease is due to the favorable translation of SG&A at the Company's Japanese subsidiary ("GJ") caused by the weaker yen and there was an increase of $259,000 in foreign currency translation gains in the current quarter. In addition to the normal SG&A expenses, the Company has taken a $5,000,000 charge in the current quarter due to the bankruptcy petition filed by one of GJ's largest customers. For further information regarding this situation, see Note 8 of Notes to Unaudited Consolidated Financial Statements.

As a result of the above factors, earnings before income taxes and minority interest decreased to a loss of $2,175,000 in the current quarter from income of $5,178,000 in the first quarter of fiscal 1998. The effective tax rate increased to 67.8% from 46.0% because there was pre-tax income generated domestically and a pre-tax loss in Japan where the tax rate is considerably higher.

Minority interest decreased more than proportionally due to the buyback of GJ shares in the second and third quarters of the prior year which increased the Company's ownership in GJ from 58.6% to 97.3%.

FINANCIAL CONDITION

Working capital decreased to $16,444,000 at June 30, 1998 from $17,240,000 at
March 31, 1998.   At June 30, 1998, the Company had $13,407,000 in cash, an
increase of $4,716,000 from March 31, 1998, and no long-term debt. $5.1 million of cash was provided by operations. $3.0 million was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation. $5.5 million was provided by a decrease in accounts receivable and $1.7 million from an increase in notes payable to suppliers. $1.7 million was used to fund increases in inventories, prepaid expenses and other assets and $3.4 to pay down accounts payable, income taxes payable and accrued expenses. Cash decreased $0.3 million as a result of exchange rate changes. GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at June 30, 1998.

The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 1998, there were no material commitments for capital expenditures.
further information regarding this litigation, see Note 6 of Notes to Unaudited Consolidated Financial Statements.












                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In June 1995, a jury found the Company to have liability in a lawsuit by John
C. Hamma, a former employee. In July 1998, in response to a motion filed by the Company in August 1995, the Court sustained the jury verdict on all issues other than a RICO claim against Keith Stewart, which the Court dismissed. A
separate proceeding to determine the amount of damages is now required.   An
award of damages of the magnitude sought by Mr. Hamma could have a material adverse effect on the Company's financial position and might threaten its existence as an ongoing enterprise. The Company believes that as a matter of law the damages claimed by Mr. Hamma are excessive to a substantial extent. For further information regarding this litigation, see Note 7 of Notes to Unaudited Consolidated Financial Statements.

The lawsuit by R. Clark DuBois, a former employee, has not yet been tried. Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.

Impact of the Year 2000

	The Registrant and its subsidiaries have addressed the impact of the year 2000 on their internal accounting and operating systems and have determined that these systems are Year 2000 compliant as a result of the recent purchases of computer software upgrades. The Registrant is completing an assessment of how its interface with customers and suppliers, through sales and purchase orders might be impacted. This assessment is expected to be completed before the end of the current fiscal year. To date, there do not appear to be any issues which would have a material impact on the Registrant's results of operations, liquidity or capital resources.


























                                      -13-
                                  PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The information regarding the current status of the Hamma and DuBois lawsuits, contained in Note 7 of Notes to Unaudited Consolidated Financial Statements set forth in Part I of this Report, is hereby incorporated by reference in response to this Item 1.

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  August 13, 1998      HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-