Form 10-Q
period 1998-09-30
GRADCO SYSTEMS INC
filed 1998-11-13
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 1998 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at September 30, 1998
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,910,848















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 1998 and March 31, 1998              3

     Consolidated Statements of Income
        for the Three and Six Months Ended
        September 30, 1998 and September 30, 1997             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 1998 and September 30, 1997             5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11-13

Part II.  Other Information                                   14
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September 30,     March 31,
                                                    1998            1998
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $15,493         $ 8,691
     Accounts receivable, net                       16,210          29,930
     Inventories                                     1,808           1,608
     Deferred income taxes                           2,919             552
     Other current assets                              355             166
                                                   -------         -------
          Total current assets                      36,785          40,947
Furniture, fixtures and equipment, net               1,052           1,290
Excess of cost over acquired net assets              1,213           1,234
Deferred income taxes                                  801           1,571
Other assets                                         3,055           3,429
                                                   -------         -------
                                                   $42,906         $48,471
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 8,522         $10,241
     Notes payable to suppliers                      8,139           9,849
     Accrued expenses                                1,688           1,077
     Income taxes payable                              339           2,527
     Current installments of long-term debt              9              13
                                                   -------         -------
          Total current liabilities                 18,697          23,707
Long-term debt, excluding current installments         -                 2
Non-current liabilities                              1,033           1,024
Excess of fair value of net assets acquired
   over cost                                         1,400           1,600
Minority interest                                      585             665

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,910,848 and
        7,854,598 shares outstanding
        September 30, 1998 and
        March 31, 1998, respectively                45,651          45,325
     Accumulated deficit                           (23,966)        (23,972)
     Currency translation adjustment                  (494)            120
                                                   -------         -------
                                                    21,191          21,473
                                                   -------         -------
                                                   $42,906         $48,471
                                                   =======         =======


         See accompanying notes to consolidated financial statements.



                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     1998       1997         1998       1997
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $19,366    $28,785      $42,498    $68,587
Development engineering services        255        298          506        593
Licenses and royalties                  701        842        1,270      1,507
                                    -------    -------      -------    -------
                                     20,322     29,925       44,274     70,687
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        15,600     23,783       33,985     55,860
Research and development                697        734        1,533      1,694
Selling, general and administrative   2,588      3,263        4,542      5,845
Provision for doubtful Mita
     receivable                         619        -          5,619        -
                                    -------    -------      -------    -------
                                     19,504     27,780       45,679     63,399
                                    -------    -------      -------    -------
Income from operations                  818      2,145       (1,405)     7,288

Interest expense                        -           (1)          (1)        (2)
Interest income                          61         54          110         90
                                    -------    -------      -------    -------
Earnings before income taxes
     and minority interest              879      2,198       (1,296)     7,376
Income tax expense                      235        756       (1,239)     3,137
Minority interest                        (3)        63          (63)     1,086
                                    -------    -------      -------    -------
     Net earnings                   $   647    $ 1,379      $     6    $ 3,153
                                    =======    =======      =======    =======

Basic earnings per common share     $  0.08    $  0.18      $  0.00    $  0.40
                                    =======    =======      =======    =======

Average shares outstanding,
     basic EPS                        7,911      7,800        7,884      7,800
                                    =======    =======      =======    =======

Diluted earnings per common share   $  0.08    $  0.17      $  0.00    $  0.40
                                    =======    =======      =======    =======

Average shares outstanding,
     diluted EPS                      8,052      7,990        8,097      7,921
                                    =======    =======      =======    =======


          See accompanying notes to consolidated financial statements.

                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1998          1997
                                                     ---------     ---------
Cash flows from operating activities:
Net income                                            $     6       $ 3,153
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      400           518
        Amortization                                      (25)          505
        Deferred income taxes                          (1,584)         (796)
        Provision for losses on accounts receivable     5,948           -
        Stock-based compensation                          167            47
        Minority interest                                 (63)        1,086
        Decrease (increase) in accounts receivable      7,205        (6,128)
        Increase in inventories                          (203)         (358)
        Increase in prepaid assets                       (208)          (31)
        (Increase) decrease in other assets              (233)          208
        Decrease in accounts payable                   (1,573)       (1,392)
        (Decrease) increase in notes payable
             to suppliers                              (1,376)        4,657
        Increase in accrued expenses                      602           274
        (Decrease) increase in income taxes payable    (2,144)        1,699
        Increase in other liabilities                      31           100
                                                      -------       -------
          Total adjustments                             6,944           389
                                                       -------       -------
          Net cash provided by operations               6,950         3,542
                                                      -------       -------
Cash flows from investing activities:
     Acquisition of property and equipment               (180)         (182)
     Purchase of minority interest                        -         (11,139)
                                                      -------       -------
          Net cash used in investing activities          (180)      (11,321)
                                                      -------       -------
















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1998          1997
                                                     ---------     ---------
Cash flows from financing activities:
     Net borrowings on notes less than three months       -           1,000
     Repayment of notes in excess of three months          (6)           (6)
     Proceeds from exercise of stock options              158           -
                                                      -------       -------
         Net cash provided by financing activities        152           994
                                                      -------       -------
         Effect of exchange rate changes on cash         (120)          424
                                                      -------       -------
Net increase (decrease) in cash and cash equivalents    6,802        (6,361)
Cash and cash equivalents at beginning of period        8,691        18,335
                                                      -------       -------
Cash and cash equivalents at end of period            $15,493       $11,974
                                                      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    1        $    2
Income taxes                                            2,532         2,294



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and six months ended September 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

A foreign currency translation gain of $360,000 is included in selling, general and administrative expenses for the six months ended September 30, 1998. In the three months ended September 30, 1998 and in the three and six months ended September 30, 1997, there were foreign currency translation losses of $66,000, $641,000 and $474,000, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              1998        1998
                                            ---------   ---------
Raw materials                                $  159      $  128
Work-in-process                               1,277         992
Finished goods                                  372         488
                                             ------      ------
                                             $1,808      $1,608
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






                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Income. Basic and diluted EPS do not differ materially from earnings per share previously presented. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                 Three Months Ended      Six Months Ended
                                --------------------   --------------------
                                Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                  1998       1997        1998       1997
                                ---------  ---------   ---------  ---------

Average shares outstanding,
     basic EPS                    7,911      7,800       7,884      7,800
Effect of dilutive securities:
     Stock options                  141        190         213        121
                                 ------     ------      ------     ------
Average shares outstanding,
     diluted EPS                  8,052      7,990       8,097      7,921
                                 ======     ======      ======     ======

NOTE 5:  COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $743,000 and $(313,000) for the three and six months ended September 30, 1998, respectively and $1,599,000 and $3,837,000 for the three and six months ended September 30, 1997, respectively. The difference from net income or loss as reported is the tax affected change in the cumulative currency translation adjustment.

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



                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

HAMMA V. GRADCO SYSTEMS, INC. ET AL., DUBOIS V. GRADCO SYSTEMS, INC. ET AL. In 1988 and 1989, respectively, the Company and its (now former) president, Keith Stewart, were sued in the U.S. District Court in Connecticut by John C. Hamma and R. Clark DuBois, both of whom are former employees of the Company. The complaints in the two cases, which were consolidated for certain pretrial purposes, primarily allege misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with agreements entered into in 1982 with Mr. Hamma and in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under prior royalty agreements. The complaints, which have been amended a number of times, seek unspecified damages and other relief. For each of these cases, the Court bifurcated the liability and damages issues so that an initial trial would determine whether liability exists and, if so, a subsequent trial would determine damages.

In March 1992, each plaintiff filed an Application for Prejudgment Remedy ("PJR") against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of these two defendants. This PJR was dismissed as respects GJ. In November 1992, the Company and the plaintiffs agreed in principle to a Consent Order instead of proceeding with a hearing on the PJR. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the PJR within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period.

In June 1995, after trial, a jury found the Company to have liability in the lawsuit filed by John C. Hamma, including liability for punitive damages, and the Company filed a motion in August 1995 to reverse the verdict.

In July 1995, the plaintiffs filed another PJR seeking to attach Gradco Systems' assets. Such PJR was renewed July 14, 1998. These PJRs set forth various theories of damages including a theory calling for treble damages under Connecticut law in the amount of $70,500,000 and assert that there is probable cause that a verdict in an amount greater than $70,500,000 will be rendered in the damages part of the case after a damages trial. It is Gradco's belief that damages based on applicable law would result in a significantly smaller damages award.

In July 1998, the Court issued a decision on the Company's August 1995 motion to reverse the jury verdict, sustaining the jury verdict on all issues other than a RICO claim against Keith Stewart. The Court also held that rescission of the 1982 agreement was an appropriate remedy, which ruling it reaffirmed in November 1998. At that time it set up a hearing on the PJR motion by Plaintiffs.






                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES (Continued)

The Company is presently unable to determine the amount of damages which is likely to be awarded. Although the Company believes that there is no basis under any theory which would result in damages of the magnitude sought by Plaintiffs in the PJR applications, an award of damages of the magnitude set forth by Plaintiffs could have a material adverse effect on the Company's financial position and might threaten the Company's existence as an ongoing enterprise.

Upon the completion of the damages phase of the case, the Company presently expects to appeal any materially adverse judgment to the 2nd Circuit Court of Appeals.

There are substantial differences between the Hamma and DuBois cases. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company continues to believe that the DuBois case alone will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.

NOTE 8: MITA BANKRUPTCY

On August 10, 1998, the Company learned that Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, had filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company has established an allowance of $5.7 million, representing all of Mita's remaining indebtedness to Gradco as of the bankruptcy date. On an after tax and minority interest basis, this charge amounted to $313,000 or $.04 per share and $2,842,000 or $.36 per share in the three and six months ended September 30, 1998, respectively.


























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

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 1998 decreased $9,603,000 and $26,413,000, respectively, from the comparable prior year periods principally as a result of decreases in net sales. Unit sales in the copier market decreased 29% in the quarter from the comparable quarter in the prior year and 17% from the previous quarter of the current year. Sales denominated in yen were $1.7 million lower than they would have been had the yen not decreased by 18% against the dollar when compared to the same period in the previous year. In the six-month period, unit sales in the copier market decreased 35% and the yen decreased by 16% against the dollar. Sales denominated in yen were $3.5 million lower than they would have been had the yen not decreased when compared to the same period in the previous year.

The decrease in unit sales is primarily attributable to the shift from analog to digital copiers by the Company's OEM customers as was discussed in previous reports. The Company is attempting to provide new products to the digital market and is reviewing cost savings which could be made to lessen the effect of the change in the market. It is not currently possible to gauge with any accuracy the adverse effect of the market change or the degree to which such effect will be softened by the steps being taken by the Company to meet such change.





                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross margin on net sales increased to 19.5% from 17.4% for the three months ended September 30, 1998 and 1997, respectively, and increased to 20.0% from 18.6% for the six-month periods then ended, primarily from a change in product mix toward higher margin units.

Research and development expenses ("R&D") in the current quarter totaled $697,000, 3.4% of revenues, compared to $734,000, 2.4% of revenues, in the prior year's comparable period. For the six months ended September 30, 1998 and 1997, R&D totaled $1,533,000, 3.5% of revenues, and $1,694,000, 2.4% of revenues, respectively.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,588,000, 12.7% of revenues, compared to $3,263,000, 10.9% of revenues, in the prior year's comparable period, a decrease of $675,000. This decrease was principally attributable to a decrease of $575,000 in foreign currency translation losses and a reduction of $482,000 in SG&A at GJ caused by the weaker yen, partially offset by an increase in bad debt expense of $282,000
 . For the six months ended September 30, 1998 and 1997, SG&A totaled $4,542,000, 10.3% of revenues and $5,845,000, 8.3% of revenues, respectively, a decrease of $1,303,000. The favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $725,000 in SG&A and there was a foreign currency translation gain as opposed to a loss in the prior year period which caused a decrease of $834,000 . These decreases were offset by an increase of $329,000 in bad debt expense. In addition to the normal SG&A expenses, the Company has taken a $619,000 charge in the current quarter and a $5,619,000 charge in the year-to-date period due to the bankruptcy petition filed by one of GJ's largest customers. For further information regarding this situation, see Note 8 of Notes to Unaudited Consolidated Financial Statements.

As a result of the above factors, earnings before income taxes and minority interest decreased from $2,198,000 in the quarter ended September 30, 1997 to $879,000 in the current quarter and from $7,376,000 in the six months ended September 30, 1997 to a loss of $1,296,000 in the current six-month period. The effective tax rate increased to 95.6% from 42.6% in the six-month period because there was pre-tax income generated domestically and a pre-tax loss in Japan where the tax rate is considerably higher.

Minority interest decreased more than proportionally in the six-month period due to the buyback of GJ shares in the second and third quarters of the prior year which increased the Company's ownership in GJ from 58.6% to 97.3%.














                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Working capital increased to $18,088,000 at September 30, 1998 from $17,240,000 at March 31, 1998. At September 30, 1998, the Company had $15,493,000 in cash, an increase of $6,802,000 from March 31, 1998, and no long-term debt. $6.9 million of cash was provided by operations. $4.9 million of cash was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation, $7.2 million was provided by a decrease in accounts receivable and $0.6 million from an increase in. accrued expenses. $0.6 million of cash was used to fund increases in inventories, prepaid expenses and other assets and $5.1 million was used to pay down accounts payable, notes payable to suppliers and income taxes payable. GJ has informal credit facilities with a Japanese bank . There were no borrowings under this facility at September 30, 1998. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 1998, there were no material commitments for capital expenditures.

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

Impact of the Year 2000

The Registrant and its subsidiaries have addressed the impact of the Year 2000 on their internal accounting and operating systems and have determined that these systems are Year 2000 compliant as a result of the recent purchases of computer software upgrades. The Registrant is completing an assessment of how its interface with customers and suppliers, in connection with sales and purchase orders, might be impacted. This assessment is expected to be completed before the end of the current fiscal year. To date, there do not appear to be any issues which would have a material impact on the Registrant's results of operations, liquidity or capital resources.









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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on September 18, 1998.

          (b) The sole purpose of the meeting was the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 1999). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Mazakazu (Mark) Takeuchi and Martin E. Tash.

          (c) The votes cast for, against and withheld from each of the nominees (out of the 7,910,848 shares of Common Stock outstanding and entitled to vote as of the record date of August 11, 1998) are set forth below. There were no broker non-votes.

          Nominees                      FOR        AGAINST     WITHHELD
          --------                   ---------     -------     --------
          Bernard Bressler           5,977,778      84,953      779,844
          Thomas J. Burger           6,018,659      44,072      779,844
          Harland L. Mischler        6,002,959      59,772      779,844
          Robert J. Stillwell        6,018,659      44,072      779,844
          Mazakazu (Mark) Takeuchi   6,018,659      43,772      780,144
          Martin E. Tash             6,002,959      59,772      779,844

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 13, 1998    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-