Form 10-Q
period 1998-12-31
GRADCO SYSTEMS INC
filed 1999-02-08
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended December 31, 1998 Commission file number 0-12829

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

                                                  Number of Shares Outstanding
        Class                                         at December 31, 1998
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,910,848















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at December 31, 1998 and March 31, 1998               3

     Consolidated Statements of Income
        for the Three and Nine Months Ended
        December 31, 1998 and December 31, 1997               4

     Consolidated Statements of Cash Flows
        for the Nine Months Ended
        December 31, 1998 and December 31, 1997               5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11-14

Part II.  Other Information                                   15
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                December 31,     March 31,
                                                    1998            1998
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $12,494         $ 8,691
     Short-term investments                          1,000             -
     Accounts receivable, net                       16,817          29,930
     Inventories                                       821           1,608
     Deferred income taxes                           3,471             552
     Other current assets                            2,423             166
                                                   -------         -------
          Total current assets                      37,026          40,947
Long-term investments                                1,000             -
Furniture, fixtures and equipment, net                 980           1,290
Excess of cost over acquired net assets              1,202           1,234
Deferred income taxes                                2,620           1,571
Other assets                                         3,527           3,429
                                                   -------         -------
                                                   $46,355         $48,471
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 7,443         $10,241
     Notes payable to suppliers                     10,667           9,849
     Accrued expenses                                2,373           1,077
     Income taxes payable                              163           2,527
     Current installments of long-term debt              6              13
                                                   -------         -------
          Total current liabilities                 20,652          23,707
Long-term debt, excluding current installments         -                 2
Non-current liabilities                              2,309           1,024
Excess of fair value of net assets acquired
   over cost                                         1,300           1,600
Minority interest                                      666             665

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,910,848 and
        7,854,598 shares outstanding
        December 31, 1998 and
        March 31, 1998, respectively                45,711          45,325
     Accumulated deficit                           (26,919)        (23,972)
     Currency translation adjustment                 2,636             120
                                                   -------         -------
                                                    21,428          21,473
                                                   -------         -------
                                                   $46,355         $48,471
                                                   =======         =======


         See accompanying notes to consolidated financial statements.

                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                   --------------------    --------------------
                                    Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
                                     1998       1997         1998       1997
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $19,909    $23,548      $62,407    $92,135
Development engineering services        106        666          612      1,259
Licenses and royalties                  484        715        1,754      2,222
                                    -------    -------      -------    -------
                                     20,499     24,929       64,773     95,616
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                        15,934     19,186       49,919     75,046
Research and development                585      1,085        2,118      2,779
Selling, general and administrative   3,771      2,542        8,313      8,387
Provision for doubtful Mita
     receivable                         -          -          5,619        -
Hamma litigation settlement           5,000        -          5,000        -
                                    -------    -------      -------    -------
                                     25,290     22,813       70,969     86,212
                                    -------    -------      -------    -------
Income (loss) from operations        (4,791)     2,116       (6,196)     9,404

Interest expense                         (1)       (10)          (2)       (12)
Interest income                          56         37          166        127
                                    -------    -------      -------    -------
Earnings (loss) before income taxes
     and minority interest           (4,736)     2,143       (6,032)     9,519
Income tax expense                   (1,775)       766       (3,014)     3,903
Minority interest                        (8)        11          (71)     1,097
                                    -------    -------      -------    -------
     Net earnings (loss)            $(2,953)   $ 1,366      $(2,947)   $ 4,519
                                    =======    =======      =======    =======

Basic earnings (loss)
     per common share               $ (0.37)   $  0.18      $ (0.37)   $  0.58
                                    =======    =======      =======    =======
Average shares outstanding,
     basic EPS                        7,911      7,801        7,893      7,800
                                    =======    =======      =======    =======
Diluted earnings (loss)
     per common share               $ (0.37)   $  0.17      $ (0.37)   $  0.56
                                    =======    =======      =======    =======
Average shares outstanding,
     diluted EPS                      7,911      8,206        7,893      8,016
                                    =======    =======      =======    =======

          See accompanying notes to consolidated financial statements.


                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Ded. 31,      Dec. 31,
                                                       1998          1997
                                                     ---------     ---------
Cash flows from operating activities:
Net income (loss)                                     $(2,947)      $ 4,519
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      580           767
        Amortization                                       68           586
        Deferred income taxes                          (3,317)         (328)
        Provision for losses on accounts receivable     5,955           -
        Stock-based compensation                          228           328
        Installment portion of Hamma
             litigation settlement                      5,000           -
        Minority interest                                 (71)        1,097
        Decrease (increase) in accounts receivable      7,793        (3,642)
        Decrease (increase) in inventories                823          (181)
        (Increase) decrease in prepaid assets          (2,095)          155
        Decrease in other assets                          891           263
        Decrease in accounts payable                   (3,367)       (3,380)
        (Decrease) increase in notes payable
             to suppliers                                (555)          187
        Increase in accrued expenses                       67           388
        (Decrease) increase in income taxes payable    (2,340)          297
        Increase in other liabilities                     122           142
                                                      -------       -------
          Total adjustments                             6,782        (3,321)
                                                       -------       -------
          Net cash provided by operations               3,835         1,198
                                                      -------       -------
Cash flows from investing activities:
     Purchase of investments                           (2,000)          -
     Acquisition of property and equipment               (191)         (273)
     Purchase of minority interest                        -         (12,704)
                                                      -------       -------
          Net cash used in investing activities        (2,191)      (12,977)
                                                      -------       -------













                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                       1998          1997
                                                     ---------     ---------
Cash flows from financing activities:
     Repayment of notes in excess of three months          (9)           (9)
     Proceeds from exercise of stock options              158            30
                                                      -------       -------
         Net cash provided by financing activities        149            21
                                                      -------       -------
         Effect of exchange rate changes on cash        2,010          (213)
                                                      -------       -------
Net increase (decrease) in cash and cash equivalents    3,803       (11,971)
Cash and cash equivalents at beginning of period        8,691        18,335
                                                      -------       -------
Cash and cash equivalents at end of period            $12,494       $ 6,364
                                                      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    2        $   12
Income taxes                                            2,666         4,131



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1998 and the results of operations and cash flows for the three and nine months ended December 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

A foreign currency translation loss of $1,102,000 is included in selling, general and administrative expenses for the three months ended December 31, 1998 compared to a gain of $346,000 in the corresponding quarter of the prior year. In the nine months ended December 31, 1998 and 1997, there were foreign currency translation losses of $742,000 and $128,000, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             Dec. 31,   March 31,
                                              1998        1998
                                            ---------   ---------
Raw materials                                $  159      $  128
Work-in-process                                 365         992
Finished goods                                  297         488
                                             ------      ------
                                             $  821      $1,608
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






                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended December 31, 1998, there is no difference in the average shares outstanding between diluted and basic because there were net losses in both periods. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Income. Basic and diluted EPS do not differ materially from earnings per share previously presented. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                 Three Months Ended     Nine Months Ended
                                --------------------   --------------------
                                 Dec. 31,   Dec. 31,    Dec. 31,   Dec. 31,
                                  1998       1997        1998       1997
                                ---------  ---------   ---------  ---------

Average shares outstanding,
     basic EPS                    7,911      7,801       7,893      7,800
Effect of dilutive securities:
     Stock options                  -          405         -          216
                                 ------     ------      ------     ------
Average shares outstanding,
     diluted EPS                  7,911      8,206       7,893      8,016
                                 ======     ======      ======     ======

NOTE 5:  COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $(1,325,000 and $(1,639,000) for the three and nine months ended December 31, 1998, respectively and $721,000 and $4,558,000 for the three and mine months ended December 31, 1997, respectively. The difference from net income or loss as reported is the tax affected change in the cumulative currency translation adjustment.

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

                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

DUBOIS V. GRADCO SYSTEMS, INC. ET AL. In 1989, the Company and its (now former) president, Keith Stewart, were sued in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under a prior royalty agreement. The complaint, which has been amended a number of times, seeks unspecified damages and other relief.

In March 1992, Mr. DuBois and John C. Hamma (whose related case has been settled) filed an Application for Prejudgment Remedy ("PJR") against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of the two companies. This Application was dismissed as respects GJ. In November 1992, the Company and DuBois and Hamma (together the "Plaintiffs") agreed in principle to a Consent Order instead of proceeding with a hearing on the PJR. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the Plaintiffs, who will then be permitted, if they so request, to renew the PJR within the notice period. Should Plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period.

On December 17, 1998, following a federal District Court decision finding that Gradco was liable to Mr. Hamma and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under an agreement providing royalties based on Gradco income from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco agreed to pay $5 million and issued 250,000 five-year warrants exercisable at $4.00 per share. At the date of closing Gradco paid $3 million in cash and provided an irrevocable letter of credit securing its obligation to pay the remaining $2 million in two equal installments on November 15, 1999 and November 15, 2000. On an after-tax basis, this charge amounted to $3,300,000 or $.42 per share in the three and nine months ended December 31, 1998.

The DuBois suit will be tried as to liability and damages together. There are substantial differences between the Hamma and DuBois cases. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Although the DuBois case will also be tried before a jury so that there are substantial elements of uncertainty, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.








                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: MITA BANKRUPTCY

On August 10, 1998, the Company learned that Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, had filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company has established an allowance of $5.7 million, representing all of Mita's remaining indebtedness to Gradco as of the bankruptcy date. On an after-tax and minority interest basis, this charge amounted to $2,842,000, or $.36 per share, in the nine months ended December 31, 1998.















































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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1998 decreased $4,430,000 and $30,843,000, respectively, from the comparable prior year periods principally as a result of decreases in net sales. Unit sales in the copier market decreased 17% in the quarter from the comparable quarter in the prior year and 5% from the previous quarter of the current year. The yen strengthened considerably during the quarter and was up 4% against the dollar when compared to the same period in the previous year. Sales denominated in yen were $0.5 million higher than they would have been at last year's rate. In the nine-month period, unit sales in the copier market decreased 31% and the yen decreased by 9% against the dollar. Sales denominated in yen were $3.1 million lower than they would have been had the yen not decreased when compared to the same period in the previous year.

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




                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross margin on net sales increased to 20.0% from 18.5% for both the three and nine-month periods ended December 31, 1998 and 1997, respectively, primarily from a change in product mix toward higher margin units.

Research and development expenses ("R&D") in the current quarter totaled $585,000, 2.9% of revenues, compared to $1,085,000, 4.4% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1998 and 1997, R&D totaled $2,118,000, 3.3% of revenues, and $2,779,000, 2.9% of revenues, respectively.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,771,000, 18.4% of revenues, compared to $2,542,000, 10.2% of revenues, in the prior year's comparable period, an increase of $1,229,000. This increase was principally attributable to an increase of $1,448,000 in foreign currency translation losses. For the nine months ended December 31, 1998 and 1997, SG&A totaled $8,313,000, 12.8% of revenues and $8,387,000, 8.8%
of revenues, respectively, a decrease of $74,000. The favorable translation of SG&A at GJ associated with the weaker yen during this period accounted for a decrease of approximately $471,000 in SG&A and the increase in amortization of negative goodwill arising from the sale of GU from GJ to Gradco Systems, Inc accounted for another $200,000. These decreases were offset by an increase of $614,000 in foreign currency translation losses. In addition to the normal SG&A expenses, the Company has taken a $5,000,000 charge in the current quarter and year-to-date period for the settlement of the Hamma litigation and a $5,619,000 charge in the year-to-date period due to the bankruptcy petition filed by one of GJ's largest customers. On an after-tax basis, these charges amounted to $3,300,000, or $.42 per share, in the current quarter and $6,142,000, or $.78 per share, in the nine months ended December 31, 1998. For further information regarding these situations, see Notes 7 and 8 of Notes to Unaudited Consolidated Financial Statements.

As a result of the above factors, earnings before income taxes and minority interest decreased from a gain of $2,143,000 in the quarter ended December 31, 1997 to a loss of $4,736,000 in the current quarter and from a gain of $9,519,000 in the nine months ended December 31, 1997 to a loss of $6,032,000 in the current nine-month period.

Minority interest decreased more than proportionally in the nine-month period due to the buyback of GJ shares in the second and third quarters of the prior year which increased the Company's ownership in GJ from 58.6% to 97.3%.
















                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Working capital decreased to $16,374,000 at December 31, 1998 from $17,240,000 at March 31, 1998. At December 31, 1998, the Company had $12,494,000 in cash, an increase of $3,803,000 from March 31, 1998, and no long-term debt. $3.8 million of cash was provided by operations. $2.6 million of cash was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable, stock-based compensation and the installment portion of the litigation settlement, $7.8 million was provided by a decrease in accounts receivable, $0.8 million from a decrease in inventories, $0.9 from a decrease in other assets and $0.2 million from an increase in accrued expenses and other liabilities. $2.1 million of cash was used to fund the increase in prepaid expenses and $6.3 million was used to pay down accounts payable, notes payable to suppliers and income taxes payable. $2.0 million was invested in short and long-term certificates of deposits with maturities matching the scheduled installment payments on the litigation settlement. Cash increased $2.0 million as a result of exchange rate changes. GJ has informal credit facilities with a Japanese bank . There were no borrowings under this facility at December 31, 1998. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1998, there were no material commitments for capital expenditures.

On December 17, 1998, following a federal District Court decision finding that Gradco was liable to John C. Hamma, a former employee, and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under a 1979 agreement providing royalties based on Gradco income from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco agreed to pay $5 million and issued 250,000 five-year warrants exercisable at $4.00 per share. At the date of closing Gradco paid $3 million in cash and provided an irrevocable letter of credit securing its obligation to pay the remaining $2 million in two equal installments on November 15, 1999 and November 15, 2000.

A lawsuit remains pending by R. Clark DuBois, also a former employee, in which fraud is claimed in connection with the acquisition by Gradco of a release from Mr. DuBois of his royalty agreement. In this case, with Gradco's consent, the liability and damages phases have been consolidated. The facts in the DuBois case differ from those in the Hamma case in many significant respects.
Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Company continues to believe that the case will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.












                                      -13-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  February 8, 1998     HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -16-