Form 10-Q/A
period 1998-12-31
GRADCO SYSTEMS INC
filed 1999-02-09
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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


                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Ded. 31,      Dec. 31,
                                                       1998          1997
                                                     ---------     ---------
Cash flows from operating activities:
Net income (loss)                                     $(2,947)      $ 4,519
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      580           767
        Amortization                                       68           586
        Deferred income taxes                          (3,317)         (328)
        Provision for losses on accounts receivable     5,955           -
        Stock-based compensation                          228           328
        Installment portion of Hamma
             litigation settlement                      2,000           -
        Minority interest                                 (71)        1,097
        Decrease (increase) in accounts receivable      7,793        (3,642)
        Decrease (increase) in inventories                823          (181)
        (Increase) decrease in prepaid assets          (2,095)          155
        Decrease in other assets                          891           263
        Decrease in accounts payable                   (3,367)       (3,380)
        (Decrease) increase in notes payable
             to suppliers                                (555)          187
        Increase in accrued expenses                       67           388
        (Decrease) increase in income taxes payable    (2,340)          297
        Increase in other liabilities                     122           142
                                                      -------       -------
          Total adjustments                             6,782        (3,321)
                                                       -------       -------
          Net cash provided by operations               3,835         1,198
                                                      -------       -------
Cash flows from investing activities:
     Purchase of investments                           (2,000)          -
     Acquisition of property and equipment               (191)         (273)
     Purchase of minority interest                        -         (12,704)
                                                      -------       -------
          Net cash used in investing activities        (2,191)      (12,977)
                                                      -------       -------













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