Form 10-K
period 1999-03-31
GRADCO SYSTEMS INC
filed 1999-06-25
CIK 719597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         Commission file number 0-12829

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

Registrant's telephone number, including area code: (702) 892-3714
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
       Title of each class                      on which registered
         --------------                         -------------------
              None                                     None
  ------------------------------           ------------------------------

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

                     Yes   X            No
                         -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 15, 1999) was $18,977,727.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 15, 1999 was: common stock, no par value--7,785,734 shares.

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

         (a) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products for the office automation market. Information relating to revenues, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 1999, 1998 and 1997 is set forth in response to Item 8 below.

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

         Sales by GJ of sorter products to the convenience analog copier market currently account for most of the Registrant's consolidated revenues. Growth cannot be expected in this segment of business. It can be expected to deteriorate further with the continuing replacement of analog products with digital products. In addition, the Registrant derives revenues from sales of printer products by GJ, revenues of GJ from selected technology licenses and agreements with original equipment manufacturers and marketers ("OEMs"), and from research and development activities conducted by GJ on behalf of its OEM customers, and revenues of Venture Engineering from contract engineering and manufacturing services on behalf of OEMs and other customers.

         Due to the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis is being placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market.

BUSINESS OF GJ

         GENERAL

         GJ designs, develops, produces (primarily by contract) and markets on a worldwide basis, intelligent paper handling devices for analog copiers, computer controlled digital copiers and printers. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience copier market, and supplies feeders, mailboxing sorters, stackers and finishers (devices which staple and punch sets of sheets) for the computer controlled digital copier and printer market. GJ customizes its products for inclusion in the copiers and printers of OEMs. Sorter products presently constitute GJ's principal source of revenues. GJ's revenues also include revenues from feeders, stackers, finishers and mailboxing sorters for computer controlled digital copiers and printers, engineering and development activities for certain OEMs and selected technology, licenses and agreements with OEMs.

         GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Xerox, Xerox Ltd., Fuji Xerox, Mita, Konica, Lanier, Panasonic, Sharp, IBM, Hewlett Packard, Fujitsu, Olympus and Kyocera. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GU. Marketing in Europe is conducted by GJ and GU, and by Gradco Belgium, S.C., a wholly-owned subsidiary of GJ.

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

         GJ PRODUCTS

         Currently, GJ's products are primarily paper input and output devices for copiers and printers, including sorter products for analog copiers, digital copiers and printers and sheet feeding products for printers. GJ has development and customization contracts with a number of OEMs for several new products for intelligent electronic digital copiers and page printers.

         SORTER PRODUCTS. The sorters sold by GJ are designed for use with a variety of convenience copiers and are available with either 10, 20, or 25 receiving bins. These products may be attached quickly and easily to a copier or may be designed to be an integral part of the copier. Some of GJ's sorters are controlled by intelligence contained within the copier, which communicates with the sorter through a customized interface, while others contain the necessary intelligence to stand alone and receive output from the copier or mechanically and electronically interface with a copier.

         NEW COPIER PRODUCTS. The new products for the copier market include a variety of 10, 15 and 20 bin sorters with a sheet capacity per bin and a copy per minute operating speed to satisfy the need in the low through mid-range of copiers. Some products include means for offsetting copy sets to enhance set removal and set capacity for mid-range copier use, and some include set-aligning sheet joggers and in-bin stapling and hole punching capabilities for finishing or collating or stacking finished sets, particularly for use with digital copiers.

         PRINTER PRODUCTS. GJ's products include certain additional automatic paper and envelope feeders and specialized output print stations. These include a sheet and envelope feeder, a variety of high capacity sheet feeders applicable to a variety of laser printers, a specialized high capacity stacker for a high speed laser printer, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers and facsimile machines.

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

         In fiscal 1999, Xerox, Xerox Ltd., Panasonic and Mita accounted for 30%, 16%, 11% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1998, Xerox and Xerox Ltd. accounted for 26% and 20%, respectively, of the Registrant's consolidated revenues. In fiscal 1997, Xerox, Xerox Ltd., Mita and Lanier accounted for 26%, 17%, 11% and 11%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ COMPETITION).

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

         These agreements generated recurring royalty revenues of approximately $2,213,000 during the fiscal year ended March 31, 1999, $2,771,000 during the fiscal year ended March 31, 1998 and $2,694,000 during the fiscal year ended March 31, 1997. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMs, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to nonaffiliates.

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

         GJ PATENTS AND PROPRIETARY TECHNOLOGY

         GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 2 to 16 years. Patent applications are pending on most of GJ's recently introduced new products which address the digital copier market. Patents have been obtained or patent applications are pending in the United States and Japan, relating to GJ's paper stapling, punching, mailboxing and decurling technologies for digital copiers and multi-function machines.

         GJ also has United States and foreign patents and has several additional patent applications pending in the United States and abroad relating to paper feeding devices for use with digital copiers and printer products.

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

BUSINESS OF VENTURE ENGINEERING, INC.

         The Venture Engineering, Inc. ("Venture") subsidiary performs contract engineering and manufacturing services, relating to the customer's own products, for OEMs and other customers. Venture offers professional turnkey services ranging from design concepts through manufacturing production. It markets its services independently of the engineering services performed by GJ for GJ's OEM customers, referred to above. Venture has also obtained quality systems certification under ISO 9001.

         Engineering services performed by Venture are principally related to paper-handling products and semiconductor processing equipment, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, and specialized printing and support. Services are also performed for other applications such as automated medical diagnostic equipment, manufacturing robotics, and test and process control equipment. Services are typically billed on a time and material or fixed price basis. However, Venture completed a development project in February 1992 which provided a royalty stream through calendar 1998. This project generated royalty revenues of approximately $87,000 in fiscal 1999, $305,000 in fiscal 1998, and $171,000 in fiscal 1997.

         Venture is also developing devices for processing automation equipment for the semiconductor industry both at the chip level and final packaging level. Venture is concentrating on projects that can lead to long-term manufacturing contracts.

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

COSTS AND REVENUES OF DEVELOPMENT ENGINEERING SERVICES

         In 1999, 1998 and 1997 the Registrant, on a consolidated basis, spent approximately $3,011,000, $4,191,000 and $3,768,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $1,178,000, $1,914,000 and $1,111,000, in fiscal 1999, 1998 and 1997, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $895,000, $1,421,000 and $1,125,000, in fiscal 1999, 1998 and 1997, respectively.

BACKLOG

         Registrant's order backlog at March 31, 1999 from consolidated operations was estimated at approximately $14.3 million, and was estimated at approximately $27.3 million at March 31, 1998. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

EMPLOYEES

         As of June 15, 1999, Gradco and its subsidiaries employed 99 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

         (c) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

         $51,062,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 1999 were attributed to the United States and $30,755,000 were attributed to foreign countries ($30,654,000 to Japan). $77,771,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 1998 were attributed to the United States and $43,228,000 were attributed to foreign countries (all to Japan). $64,661,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 1997 were attributed to the United States and $36,226,000 were attributed to foreign countries (all to Japan). The Registrant attributes its revenues to countries based on the location of the subsidiary's office generating the sale. In its foreign sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

         The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had a currency exchange loss of $482,000 in fiscal year 1999 caused by the weakening of the dollar versus the yen during the middle of the year. The Registrant had currency exchange gains of $1,098,000 and $904,000 in fiscal years 1998 and 1997, respectively, caused by the strengthening of the dollar versus the yen during each of those years.

         Financial information regarding foreign and domestic operations is set forth in Note 9 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2.  DESCRIPTION OF PROPERTY.

         Gradco's corporate office is located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The current term of the lease for this office expires in March 2000.

         GJ's principal office is located in Tokyo, Japan. The principal office of GU is located in Irvine, California, and GJ maintains a branch office at the same location. The Registrant's Venture Engineering subsidiary has engineering, development and light production facilities in Carrollton, Texas.

Item 3.  LEGAL PROCEEDINGS.

         HAMMA V. GRADCO SYSTEMS, INC., ET AL;

         Gradco and its (now former) president, Keith Stewart, were sued in an action filed in March 1988 in the United States District Court in Bridgeport, Connecticut, by John C. Hamma, an ex-employee ("Hamma") and his assignee Tenex Corporation (the "Hamma Case"). In June 1995, a jury found the Registrant to have liability in the Hamma Case. The Registrant filed a motion in August 1995 for judgment as a matter of law to reverse the verdict. This motion was denied in 1998.

         On December 17, 1998, the parties settled the Hamma Case before the damages trial and any appeals. Pursuant to such settlement, Gradco agreed to pay $5 million and issued 250,000 five-year warrants to purchase common shares of Gradco, exercisable immediately, at $4.00 per share. At the date of closing Gradco paid $3 million in cash and provided an irrevocable letter of credit securing its obligation to pay the remaining $2 million in two equal installments on November 15, 1999 and November 15, 2000. On an after-tax basis, this charge amounted to $3,300,000 or $.42 per share in fiscal 1999.

         DUBOIS V. GRADCO SYSTEMS, INC. ET AL.

         In a separate action (which was consolidated with the Hamma action for certain pretrial purposes), Gradco and Mr. Stewart were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by R. Clark DuBois ("DuBois"), also an ex-employee of the Registrant. The complaint primarily alleges misrepresentation and fraudulent concealment by the Registrant and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Registrant from royalty obligations under a royalty agreement entered into effective as of August 1979. Under this agreement DuBois assigned to the Registrant his co-inventor's interest in patent rights for improvements in certain products of the Registrant. The complaint, which has been amended a number of times, seeks unspecified damages, and other relief. The case has not yet been scheduled for trial.

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

         BANKRUPTCY OF MITA INDUSTRIAL CO., LTD.

         On August 10, 1998, the Registrant learned that Mita Industrial Co., Ltd. ("Mita"), one of GJ's largest customers, had filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Registrant has established an allowance for the full amount of Mita's remaining indebtedness to GJ as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. On an after-tax and minority interest basis, this charge amounted to $2,803,000, or $.35 per share. Subsequent to the bankruptcy, GJ has continued to do substantial business with Mita on a cash basis.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

         (a) MARKET INFORMATION.

         Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1997 to March 31, 1999.


QUARTER ENDED                                        HIGH              LOW
June 30, 1997...................................   $ 5.63             $ 3.19
September 30, 1997..............................   $10.63             $ 5.13
December 31, 1997...............................   $10.00             $ 6.63
March 31, 1998..................................   $ 7.75             $ 5.63
June 30, 1998...................................   $ 7.63             $ 5.19
September 30, 1998..............................   $ 7.44             $ 1.75
December 31, 1998...............................   $ 4.00             $ 1.44
March 31, 1999..................................   $ 3.13             $ 1.31


         (b) HOLDERS.

         The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 15, 1999 is 703.

         (c) DIVIDENDS.

         Gradco has not declared any dividends on its common stock. The present policy of Gradco's board of directors is to retain earnings to provide funds for the operation and expansion of Gradco's business as well as to repurchase up to 2 million shares of its common stock in the market from time to time.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the consolidated financial statements of Gradco and the notes thereto included elsewhere herein.

                                                                              Years Ended March 31,
                                                -------------------------------------------------------------------
                                                  1999           1998          1997           1996           1995
                                                  ----           ----          ----           ----           ----
                                                              (In thousands, except per share amounts)
Statement of income data:
Operating revenues:                             $ 81,817      $ 120,999      $ 100,887      $ 100,596      $ 82,838
                                                --------      ---------      ---------      ---------      --------
Costs and expenses:
    Cost of sales.............................    62,362         95,019         79,271         77,497        64,919
    Other operating expenses..................    13,753         14,274         14,770         15,785        14,186
    Interest income, net......................      (262)          (160)          (183)          (226)          (55)
    Investment (gains) losses.................      --             --             --              (53)          205
    Provision for doubtful Mita receivable....     5,543           --             --             --            --
    Hamma litigation settlement...............     5,000           --             --             --            --
                                                --------      ---------      ---------      ---------      --------
                                                  86,396        109,133         93,858        93,003         79,255
                                                --------      ---------      ---------      ---------      --------
Earnings (loss) before income taxes and
    minority interest.........................    (4,579)        11,866          7,029          7,593         3,583
Income taxes..................................    (2,317)         4,378          2,983          2,748         1,331
Minority interest.............................       (72)         1,102          1,194          1,585           800
                                                --------      ---------      ---------      ---------      --------
        Net earnings (loss)...................  $ (2,190)     $   6,386      $   2,852      $   3,260      $  1,452
                                                --------      ---------      ---------      ---------      --------
                                                --------      ---------      ---------      ---------      --------

Basic earnings (loss) per common share........  $   (.28)     $     .82      $     .36      $     .42      $    .19
                                                --------      ---------      ---------      ---------      --------
                                                --------      ---------      ---------      ---------      --------

Average shares outstanding, basic EPS.........     7,897          7,809          7,799          7,796         7,784
                                                --------      ---------      ---------      ---------      --------
                                                --------      ---------      ---------      ---------      --------

Diluted earnings (loss) per common share......    $ (.28)      $    .79      $     .36      $     .42      $    .19
                                                --------      ---------      ---------      ---------      --------
                                                --------      ---------      ---------      ---------      --------

Average shares outstanding, diluted EPS.......     7,897          8,051          7,832          7,813         7,798
                                                --------      ---------      ---------      ---------      --------
                                                --------      ---------      ---------      ---------      --------
Balance sheet data:
    Working capital........................... $  15,388      $  17,240      $  19,418      $  18,979     $  16,727
    Total assets..............................    43,902         48,471         58,086         58,015        64,383
    Long-term debt............................      --                2             15             25            35
    Shareholders' equity......................    21,030         21,473         15,339         16,201        16,997

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

REVENUES

         Revenues for the fiscal year ended March 31, 1999 decreased by $39,182,000 (32.4%) from the prior year primarily due to a decrease of $37,880,000 (32.5%) in net sales, from $116,502,000 to $78,622,000. Unit sales in the copier market decreased by 34% and unit sales in the printer market decreased 46%. Sales denominated in yen, when translated into dollars, were approximately $2.1 million lower than they would have been had the yen not been 5% weaker against the dollar on average during the year. Revenue from development engineering services decreased by $526,000 from reduced business at Venture and royalties decreased by $776,000.

         The decrease in unit sales is primarily attributable to the shift from analog to digital copiers by the Registrant's OEM customers as has been discussed previously. The Registrant is attempting to provide new products to the digital market and is reviewing cost savings which could be made to lessen the effect of the change in the market. It is not currently possible to gauge with any accuracy the adverse effect of the market change or the degree to which such effect will be softened by the steps being taken by the Registrant to meet such change.

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

COSTS AND EXPENSES

         Gross margin on net sales was 20.7%, 18.4% and 18.2% in fiscal 1999, 1998 and 1997, respectively. The increase in the 1999 fiscal year is primarily due to a change in product mix toward higher margin units in the copier and printer business, but was tempered by a decrease in margins in Venture's contract manufacturing business from prior year levels.

         Research and development expenses ("R&D") in fiscal 1999 totaled $3,011,000 (3.7% of revenues), compared to $4,191,000 (3.5% of revenues) in fiscal 1998 and $3,768,000 (3.7% of revenues) in fiscal 1997. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1999, 1998 and 1997, respectively, were $1,134,000, $1,914,000 and $1,111,000. Both the decrease from fiscal 1998 to 1999 and the increase from fiscal 1997 to 1998 were attributable to Venture. R&D expenses incurred on behalf of OEM customers and internal R&D expenses were $1,877,000, $2,277,000 and $2,657,000 for the same periods.

         Selling, general and administrative expenses ("SG&A") increased by $659,000 (6.5%) in fiscal 1999 from the prior year. There was a foreign currency transaction loss of $482,000 included in SG&A in fiscal 1999 compared to a gain of $1,098,000 in the prior year which accounted for a net increase of $1,580,000. This increase was reduced by a favorable translation of SG&A at GJ caused by the weaker yen during the year in the amount of approximately $300,000 and a decrease in amortization expense of $624,000. In addition to the normal SG&A expenses, the Registrant took a $5,000,000 charge for the settlement of the Hamma litigation and a $5,543,000 charge due to the bankruptcy petition filed by one of GJ's largest customers. On an after-tax basis, these charges amounted to $6,103,000, or $.77 per share, in fiscal 1999. SG&A decreased by $919,000 (8.4%) in fiscal 1998 from the prior year. The favorable translation of SG&A at GJ caused by the weaker yen during the year accounted for a decrease of approximately $650,000, GU's SG&A decreased by $575,000, primarily from a reduction in staff associated with the printer distribution business and foreign currency transaction gains increased by $194,000. These decreases were offset by $527,000 in stock-based compensation expense incurred by the Registrant.

PRE-TAX EARNINGS, TAXES, AND MINORITY INTEREST

         As a result of the above factors, earnings (loss) before income taxes and minority interest were ($4,579,000), $11,866,000 and $7,029,000 in fiscal 1999, 1998 and 1997, respectively. The tax provisions (benefit) of ($2,317,000), $4,378,000 and $2,983,000 in fiscal 1999, 1998 and 1997, respectively, primarily comprise foreign taxes on the earnings (loss) of GJ and federal and state taxes on the earnings of GU. The Registrant's consolidated effective tax rate increased in fiscal 1999 as domestic income was sheltered from federal taxes while deferred foreign tax benefits were provided on the foreign losses. The tax rate decreased in fiscal 1998 as a larger percentage of earnings were generated domestically and foreign earnings were taxed at a lower rate. For further discussion regarding the tax provisions, see Note 5 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

         Minority interest decreased relative to the earnings (loss) due to the buyback of GJ shares during fiscal 1998 which increased the Registrant's ownership in GJ from 58.6% to 97.3%, see Note 2 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

LITIGATION

         On December 17, 1998, following a federal District Court decision finding that Gradco was liable to John C. Hamma, a former employee, and Tenex, his transferree, for undetermined damages in connection with their release in 1982 of obligations of Gradco under a 1979 agreement providing royalties based on Gradco revenue from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco agreed to pay $5 million and issued 250,000 five-year warrants to purchase shares of Gradco exercisable immediately at $4.00 per share. At the date of closing Gradco paid $3 million in cash and provided an irrevocable letter of credit securing its obligation to pay the remaining $2 million in two equal installments on November 15, 1999 and November 15, 2000.

         A lawsuit remains pending by R. Clark DuBois, also a former employee, in which fraud is claimed in connection with the acquisition by Gradco of a release from Mr. DuBois of his royalty agreement. In this case, with Gradco's consent, the liability and damages phases have been consolidated. The facts in the DuBois case differ from those in the Hamma case in many significant respects. Although the case will be tried before a jury, so that there are substantial elements of uncertainty, the Registrant continues to believe that the case will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity. See Item 3 "Legal Proceedings" and Note 8 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

EFFECTS OF INFLATION

         To date, the Registrant has not experienced significant inflationary cost increases.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased by $1,852,000 at March 31, 1999, to $15,388,000, from the prior year-end amount, primarily as a result of the loss incurred in operations. Working capital was $17,240,000 at March 31, 1998, a decrease of $2,178,000 from March 31, 1997. Although $12,704,000 was used to purchase the minority interest discussed above, working capital generated from operations largely replenished this expenditure.

         Net cash provided by operations was $4.3 million, $3.4 million and $3.0 million in fiscal 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was due to a decrease in accounts receivable which provided $6.8 million in cash as compared to an increase in accounts receivable in 1998 which accounted for a use of $7.6 million. Net earnings before non-cash charges for depreciation, amortization, deferred taxes, provision for losses on accounts receivables, stock-based compensation and minority interest provided $1.8 million in 1999, down from $9.2 million in 1998. Changes in accounts payable, notes payable to suppliers and income taxes payable in 1999 provided $4.7 million, but in 1998 changes to these accounts used $0.1 million. Also, changes in other asset and liability accounts in 1999 provided $3.4 million, but in 1998 changes to these accounts provided only $1.9 million. The increase in 1998 from 1997 was due to an increase of $2.6 million in cash provided by net earnings before depreciation, amortization, deferred taxes, stock-based compensation and minority interest from $6.5 million in 1997 to $9.1 million in 1998 and a decrease in prepaid and other assets in 1998 which provided $1.2 million as compared to an increase in 1997 which accounted for a use of $1.7 million, but was offset by an additional $0.6 million used to fund accounts receivable. Also, changes in accounts payable, notes payable to suppliers and income taxes payable in 1997 provided $4.7 million, but in 1998 changes to these accounts used $0.1 million.

         Net cash used in investing activities of $0.2 million, $0.3 million and $1.7 million in fiscal 1999, 1998 and 1997, respectively, was for acquisition of property and equipment. In fiscal 1999, $2.0 million was also used to purchase certificates of deposit and in fiscal 1998, $12.7 million was used to repurchase GJ shares, decreasing the minority interest ownership of GJ from 41.4% to 2.7%.

         Net cash provided by financing activities was $0.1 million and $0.2 million in fiscal 1999 and 1998, respectively, primarily from the exercise of stock options. Net cash used in financing activities was $0.2 million in fiscal 1997 representing a dividend to minority shareholders.

         Exchange rate changes associated with a stronger yen at year end caused an increase of $1.6 million in cash in fiscal 1999 and decreases of $0.2 million and $2.2 million in cash were caused by a weakening yen in fiscal 1998 and 1997, respectively.

         At March 31, 1999, the Registrant had $12.4 million in cash and no long-term debt. The Registrant's Japanese subsidiary has informal credit facilities with a Japanese bank. There were no borrowings at March 31, 1999. The Registrant believes that its cash and credit facilities are adequate for its short and long-term needs. The Registrant does not have any material commitments for capital expenditures.

IMPACT OF THE YEAR 2000

         The Registrant and its subsidiaries have addressed the impact of the year 2000 on their internal accounting and operating systems and have determined that these systems are Year 2000 ("Y2K") compliant as a result of recent purchases of computer software upgrades. The Registrant's products will not be affected by Y2K because they do not use dates to calculate actions nor do they maintain any date fields within their internal logic. The Registrant has completed an assessment of how its interface with customers and suppliers, through sales and purchase orders might be impacted and has determined that there do not appear to be any issues which would have a material impact on the Registrant's results of operations, liquidity or capital resources.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Response to this Item is contained in Item 14(a).

Item 9.  DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present(1). Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 1999.


NAME                       POSITION
----                       --------
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

Robert J. Stillwell        Director

Thomas J. Burger           Director

Masakazu (Mark) Takeuchi   Director of Registrant; President and Director of GJ*

Akira (Tony) Shinomiya     Chief Financial Officer and Director of GJ*

----------
* Term expires at ordinary general shareholders meeting of GJ for fiscal 1999, to be held in June 1999.

        (1) Akira (Tony) Shinomiya, who is listed in the table, is an executive officer of Gradco (Japan) Ltd. ("GJ"), the Registrant's majority-owned Japanese subsidiary. As described in Item 1(b) above, the Registrant's primary business is conducted through GJ. Due to the significance of the role of Mr. Shinomiya in managing the operations of GJ and conducting its relationship with the Registrant, information regarding him has been included in various portions of this part III. However, the inclusion of such information under references to "executive officers of the Registrant" is not an acknowledgment that Mr. Shinomiya may be so characterized, since he does not perform a policy-making function for the Registrant.

(b) The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission.


NAME                       BUSINESS EXPERIENCE
----                       -------------------
Martin E. Tash,            Mr. Tash has been Chairman of the Board and Chief
age 58                     Executive Officer of the Registrant since October
                           1990, and President of the Registrant since October
                           1991. Until June 1998 Mr. Tash was also Chairman of
                           the Board and President of Plenum Publishing
                           Corporation , a position he had held since July 1977.
                           After the sale of Plenum to a third party, Mr. Tash
                           resigned.

Harland L. Mischler,       Mr. Mischler has been Chief Financial Officer and a
age 67                     director of the Registrant since October 1990, and
                           Executive Vice President of the Registrant since
                           October 1991. Mr. Mischler is a certified public
                           accountant. Mr. Mischler served as Vice President,
                           Controller and Treasurer of Hobart Corporation from
                           1966 to 1981. From 1981 to 1984 he was Vice President
                           of Finance of Bausch & Lomb, Inc. At that time he
                           purchased, with another, Applied Research
                           Laboratories, Inc., an analytical instrument company,
                           in a leveraged buyout from Bausch & Lomb. After such
                           company was sold profitably in 1987, Mr. Mischler
                           founded HLM Capital Resources, Inc., a private
                           investment and holding company of which he is
                           President and Chairman.


Bernard Bressler,          Mr. Bressler has been Secretary and a director of the
age 71                     Registrant since October 1990 and Treasurer of the
                           Registrant since April 1992. He has been a practicing
                           attorney since 1952, and is presently a member of the
                           firm of Bressler, Amery & Ross, P.C., counsel to the
                           Registrant. Mr. Bressler was also a director of
                           Plenum Publishing Corporation until its sale.

Robert J. Stillwell,       Mr. Stillwell has been a director of the Registrant
age 63                     since October 1991. Mr. Stillwell owns and operates
                           the Robert J. Stillwell Agency, Inc., an independent
                           life and health insurance agency which he founded
                           over 20 years ago, and he owns and operates
                           Nationwide Property Management, which handles diverse
                           real estate investments in which he is involved.

Thomas J. Burger,          Mr. Burger has been a director of the Registrant
age 52                     since October 1993. He is Associate Senior Vice
                           President of NEC America, Inc. (a position he has
                           held since July 1993), and is responsible for the
                           sale and marketing of its business telephone systems
                           throughout the United States. Prior thereto, he was
                           President and a director of two wholly-owned
                           subsidiaries of NEC America Inc., which conducted the
                           sales, installation and maintenance of NEC
                           communication systems and networks throughout the
                           Central, South and Western United States. From August
                           1988 to December 1989 Mr. Burger was President and a
                           director of Marcom Communications Inc. After he
                           reorganized its telecommunication subsidiary, the
                           subsidiary was sold to NEC America and he became an
                           employee of NEC. In July 1987 Mr. Burger founded
                           Astra Services Inc., a computer company providing
                           various software development services to the
                           communications industry. Astra Services was sold
                           profitably in 1992. From 1973 to 1987 Mr. Burger was
                           employed in various capacities by Telecom Plus
                           International Inc., one of the major independent
                           interconnect companies in the U.S. He became
                           President in 1980, a position he held until May 1987
                           when the company was sold to Siemens Communications.

Masakazu (Mark)            Mr. Takeuchi has been a director of the Registrant
Takeuchi, age 62           since September 1997. He has been President and Chief
                           Executive Officer of GJ since 1989 and a director of
                           GJ since 1988. He is also President and a director of
                           GU. He was Senior Vice President of Far East
                           Operations and New Business Development of the
                           Registrant from August 1988 to October 1990, and a
                           director of the Registrant from March 1990 until
                           October 1990. Mr. Takeuchi was also Chairman of GJ
                           from August 1988 until December 1988. Previously,
                           from 1961, Mr. Takeuchi was employed by C. Itoh & Co.
                           Ltd. in various positions.

Akira (Tony)               Mr. Shinomiya has been Chief Financial Officer and a
Shinomiya, age 56          director of GJ since January 1989. From 1987 to 1988,
                           he served as deputy General Manager of C. Itoh
                           Electronics Corp. and from September 1985 through
                           1986 he was Section Manager of the Electronics
                           Division of C. Itoh & Co. Ltd. From 1975 to 1985 he
                           was Vice President of C. Itoh Electronics Inc. in Los
                           Angeles, California.


Item 11.  EXECUTIVE COMPENSATION.

         (a) SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 15, 1999 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 1999, 1998 and 1997: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 1999 required to be disclosed below exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                       Securities
Name and                                       Salary and              Underlying
Principal Position              Year       Bonus  ($)(1) (2)           Options(3)
------------------              ----       -----------------           ----------
Martin E. Tash                  1999            125,000                   ---
Chairman of the Board,          1998            125,000                  100,000
President and Chief             1997            125,000                   ---
Executive Officer

Masakazu (Mark) Takeuchi        1999            267,419                   ---
President,                      1998            263,388                   60,000
Gradco (Japan) Ltd.             1997            317,996                   ---

Akira (Tony) Shinomiya          1999            235,986                   ---
Chief Financial Officer         1998            232,358                   40,000
Gradco (Japan) Ltd.             1997            278,757                   ---

---------------
(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of GJ. See note (1) in Item 10(a). Such compensation includes bonuses for 1997 in the amount of $37,286 and $31,072 for Messrs. Takeuchi and Shinomiya, respectively. All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen, there was a 9.4% decrease in compensation from 1997 to 1998, and a 5.8% increase in compensation from 1998 to 1999.

(3) Represents the number of shares of common stock issuable upon the exercise of options granted to the named officer pursuant to the 1997 Stock Option Plan (see below) during each fiscal year.

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

         The 1997 Plan is administered by the Registrant's Board of Directors. Subject to limitations contained in the 1997 Plan, the Board determines the optionees, option prices, number of shares subject to such options, the duration of each option, the dates of grant (no options may be granted after September 11, 2007), and the schedule for exercise of each option. The options are not transferable. Currently, options for 249,500 shares are outstanding under the 1997 Plan.
126,250 shares are available for issuance under the 1997 Plan.

         Gradco also has a 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan, which provided for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options, terminated on May 25, 1998 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options. Currently, options for 209,500 shares are outstanding under the 1988 Plan.

         The Stock Option Committee, which administers the 1988 Plan, is appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1988 Plan, the Committee's powers under such Plan are limited to such administrative matters as may arise with regard to currently outstanding options.

         During this period, no options were granted to executive officers named in the Summary Compensation Table (above) under the 1997 Plan and no options were exercised by said executive officers under either stock option plan.

         The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 1999 together with the value of such options as of March 31, 1999.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

                              Number of Securities               Value of Unexercised
                                   Unexercised                   In-the-Money Options
                               at Fiscal Year-End                 at Fiscal Year-End
                                  Exercisable/                       Exercisable/
Name                              Unexercisable                    Unexercisable ($)
----                              -------------                    -----------------
Martin E. Tash                  100,000 / 50,000                         None

Masakazu (Mark)                  48,000 / 30,000                         None
Takeuchi(1)

Akira (Tony)                     26,000 / 20,000                         None
Shinomiya(1)

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

         (d) COMPENSATION OF DIRECTORS.

         Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 1999 fiscal year.

         Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 1999. This amount is included in the SUMMARY COMPENSATION TABLE in Item 11(a) above.

         HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 1999.

         All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1997 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 1999. As of that date, Mr. Mischler held options for 46,000 shares and Messrs. Stillwell and Burger each held options for 7,500 shares, all of which were issued under the 1988 Plan.

         Bernard Bressler, a practicing attorney, receives compensation based on his usual hourly rate for attendance at Board meetings.

         (e) INDEMNIFICATION.

         The Registrant's By-Laws provide that it shall, to the fullest extent permitted by the Nevada General Corporation Law, indemnify any person against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director, officer, employee or agent of the Registrant. Accordingly, all current officers and directors of the Registrant are entitled to indemnification by the Registrant under this provision. In addition, James P. Owens, who served as an officer of the Registrant from 1989 until April 1992, is entitled to indemnification under such provision based on his activities in such capacity. Mr. Owens is Vice President, Finance and Administration, of GU.

         (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 1999, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

         During the fiscal year ended March 31, 1999 until June 30, 1998, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Plenum Publishing Corporation ("Plenum"). Plenum has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Plenum and is the only such executive officer who also served on the Registrant's Board. Bernard Bressler (Secretary, Treasurer and a director of the Registrant) was an officer and director of Plenum until June 30, 1998, but he is not an executive officer of either entity.

         During the period since April 1, 1998 (the beginning of the Registrant's last fiscal year), there were no transactions between the Registrant and Plenum of the type required to be disclosed under Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 15, 1999 based on 7,785,734 shares of Common Stock, no par value, outstanding as of such date.

                                                              Amount and Nature
                           Name and Address of                  of Beneficial            Percentage
Title of Class               Beneficial Owner                     Ownership               of Class
--------------        -------------------------------         -----------------          ----------
Common Stock,         Dimensional Fund Advisors, Inc.              611,124(1)               7.8%
no par value          1299 Ocean Avenue
                      11th Floor
                      Santa Monica, CA 90401

---------------
(1) As set forth in Amendment No. 7 to Statement on Schedule 13G, dated February 11, 1999, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 611,124 shares as of December 31, 1998, all of which shares are held on behalf of advisory clients of Dimensional, a registered open-end management investment company. Dimensional disclaims beneficial ownership of all such shares.

         (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the SUMMARY COMPENSATION TABLE in Item 11(a), and all officers and directors as a group (7 persons), as of June 15, 1999.

                                                              Amount and Nature
                                                                    of Beneficial            Percentage
Title of Class                 Beneficial Owner                      Ownership               of Class (1)
--------------             -----------------------            -----------------------        ------------
Common Stock,              Martin E. Tash                          377,548 (2)                  4.8%
no par value
                           Harland L. Mischler                     123,000 (3)                  1.6%

                           Bernard Bressler                         33,786 (4)                     *

                           Robert J. Stillwell                      24,600 (5)                     *

                           Thomas J. Burger                          7,500 (6)                     *

                           Masakazu (Mark) Takeuchi                 48,000 (7)                     *

                           Akira (Tony) Shinomiya                   26,000 (8)                     *

                           All Executive Officers                  640,434 (9)                  8.0%
                           and Directors as a Group
                           (comprising the 7
                           persons shown above)

* Less than 1%

---------------
(1) In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note (9).

(2) Includes 63,566 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 91,000 shares owned by Mr. Tash jointly with his wife and 122,982 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 100,000 shares of the Registrant's stock.

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

(9) The number of shares and percentage owned includes 235,000 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1999 fiscal year, the Registrant paid legal fees of $166,700 to such firm.

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


         22       List of Significant Subsidiaries

                  (i)   Gradco (Japan) Ltd. (Japan)
                  (ii)  Venture Engineering, Inc. (Texas)
                  (iii) Gradco (USA) Inc. (California)

         23       Consent of PricewaterhouseCoopers LLP - filed herewith.

         27       Financial Data Schedule - filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  June 25, 1999
                                       GRADCO SYSTEMS, INC.



                                       By:  /s/ Martin E. Tash
                                            ------------------
                                            Martin E. Tash
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                   Title                          Date
        ---------                   -----                          ----
                                Chairman of the Board,
                                President and Chief
                                Executive Officer (Principal
/s/ Martin E. Tash              Executive Officer)              June 25, 1999
-------------------------
Martin E. Tash

                                Executive Vice President,
                                Chief Financial Officer
                                (Principal Financial
                                and Accounting Officer)
/s/ Harland L. Mischler         and Director                    June 25, 1999
-------------------------
Harland L. Mischler



/s/ Bernard Bressler            Secretary, Treasurer and        June 25, 1999
-------------------------       Director
Bernard Bressler



/s/ Robert J. Stillwell         Director                        June 25, 1999
-------------------------
Robert J. Stillwell



/s/ Thomas J. Burger             Director                        June 25, 1999
-------------------------
Thomas J. Burger



/s/ Mark Takeuchi                Director                        June 25, 1999
-------------------------
Mark Takeuchi

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) AND (2)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                       FINANCIAL STATEMENTS AND SCHEDULES

                            YEAR ENDED MARCH 31, 1999

                              GRADCO SYSTEMS, INC.

                                LAS VEGAS, NEVADA

FORM 10-K--ITEM 14(a)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements:

         Report of Independent Accountants........................  S-2
         Consolidated Balance Sheets--
              March 31, 1999 and 1998.............................  S-3
         Consolidated Statements of Income--Years Ended
              March 31, 1999, 1998 and 1997.......................  S-4
         Consolidated Statements of Shareholders' Equity--
              Years Ended March 31, 1999, 1998 and 1997...........  S-5
         Consolidated Statements of Cash Flows--Years Ended
              March 31, 1999, 1998 and 1997.......................  S-6
         Notes to Consolidated Financial Statements...............  S-8 to S-17
                                                                    inclusive
(2) Financial Statement Schedules:

         II--Valuation and Qualifying Accounts....................  S-18

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page S-1 present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Costa Mesa, California
June 15, 1999

                              GRADCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      March 31,
                                                               ----------------------
                                                                 1999          1998
                                                                 ----          ----
                          ASSETS
Current assets:
     Cash and cash equivalents                                 $ 12,423      $  8,691
     Short-term investments                                       1,000           --
     Accounts receivable, less allowance for
           doubtful accounts of $6,508 and $108                  17,389        29,930
     Inventories                                                  1,368         1,608
     Deferred income taxes                                        1,310           552
     Other current assets                                           612           166
                                                               --------      --------
          Total current assets                                   34,102        40,947
Furniture, fixtures and equipment, net                              855         1,290
Excess of cost over acquired net assets, net
     of accumulated amortization of $538 and $495                 1,191         1,234
Deferred income taxes                                             3,766         1,571
Other assets                                                      3,988         3,429
                                                               --------      --------
                                                               $ 43,902      $ 48,471
                                                               --------      --------
                                                               --------      --------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $  6,543      $ 10,241
     Notes payable to suppliers                                   9,281         9,849
     Accrued expenses                                             2,754         1,077
     Income taxes payable                                           133         2,527
     Current installments of long-term debt                           3            13
                                                               --------      --------
          Total current liabilities                              18,714        23,707
Long-term debt, excluding current installments                      --              2
Non-current liabilities                                           2,330         1,024
Excess of fair value of net assets acquired over cost,
     net of accumulated amortization of $600 and $200             1,200         1,600
Minority interest                                                   628           665
Commitments and contingencies (Note 8)

Shareholders' equity:
     Preferred stock, no par value; authorized
          7,500,000 shares, none issued
     Common stock, no par value; authorized 30,000,000
          shares, issued 7,910,934 and 7,854,598                 45,829        45,325
     Accumulated deficit                                        (26,162)      (23,972)
     Accumulated other comprehensive income                       1,363           120
                                                               --------      --------
          Total shareholders' equity                             21,030        21,473
                                                               --------      --------
                                                               $ 43,902      $ 48,471
                                                               --------      --------
                                                               --------      --------

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                               For the years ended March 31,
                                              -------------------------------
                                               1999         1998       1997
                                               ----         ----       ----
Revenues:

Net sales                                     $ 78,622    $116,502   $ 96,897
Development engineering services                   895       1,421      1,125
Licenses and royalties                           2,300       3,076      2,865
                                              --------    --------   --------
                                                81,817     120,999    100,887
                                              --------    --------   --------
Costs and expenses:

Cost of sales                                   62,362      95,019     79,271
Research and development                         3,011       4,191      3,768
Selling, general and administrative             10,742      10,083     11,002
Provision for doubtful Mita receivable           5,543         --         --
Hamma litigation settlement                      5,000         --         --
                                              --------    --------   --------
                                                86,658     109,293     94,041
                                              --------    --------   --------
Income (loss) from operations                   (4,841)     11,706      6,846

Interest expense                                    (4)        (12)        (4)
Interest income                                    266         172        187
                                              --------    --------   --------
Earnings (loss) before income taxes
     and minority interest                      (4,579)     11,866      7,029
Income tax expense                              (2,317)      4,378      2,983
Minority interest                                  (72)      1,102      1,194
                                              --------    --------   --------
     Net earnings (loss)                      $ (2,190)   $  6,386   $  2,852
                                              --------    --------   --------
                                              --------    --------   --------

Basic earnings (loss) per common share        $   (.28)   $    .82   $    .36
                                              --------    --------   --------
                                              --------    --------   --------
Average shares outstanding, basic EPS            7,897       7,809      7,799
                                              --------    --------   --------
                                              --------    --------   --------
Diluted earnings (loss) per common share      $   (.28)   $    .79   $    .36
                                              --------    --------   --------
                                              --------    --------   --------
Average shares outstanding, diluted EPS          7,897       8,051      7,832
                                              --------    --------   --------
                                              --------    --------   --------

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                        Accumulated
                                        Common Stock                    Other Com-
                                     -----------------     Accumulated  prehensive
                                      Shares      Amount     Deficit      Income      Total
                                      ------      ------     -------      ------      -----
Balance at March 31, 1996            7,798,909   $44,618    $(33,210)     $4,793    $16,201
Components of comprehensive income:
     Net earnings                                   --         2,852        --        2,852
     Translation adjustments              --        --          --        (3,714)    (3,714)
                                                                                    -------
        Comprehensive income                                                           (862)
                                     ---------   -------    --------      ------    -------
Balance at March 31, 1997            7,798,909    44,618     (30,358)      1,079     15,339
Components of comprehensive income:
     Net earnings                         --        --         6,386        --        6,386
     Translation adjustments              --        --          --          (959)      (959)
                                                                                     ------
        Comprehensive income                                                          5,427
Issuance of shares in exchange
     for Ziyad shares                      689      --          --          --
Exercise of stock options               55,000       180        --          --          180
Stock-based compensation                  --         527        --          --          527
                                     ---------   -------    --------      ------    -------
Balance at March 31, 1998            7,854,598    45,325     (23,972)        120     21,473
Components of comprehensive income:
     Net loss                             --        --        (2,190)       --       (2,190)
     Translation adjustments              --        --          --         1,243      1,243
                                                                                     ------
        Comprehensive income                                                           (947)
Issuance of shares in exchange
     for Ziyad shares                       86      --          --          --
Exercise of stock options               56,250       158        --          --          158
Stock-based compensation                  --         346        --          --          346
                                     ---------   -------    --------      ------    -------
Balance at March 31, 1999            7,910,934   $45,829    $(26,162)     $1,363    $21,030
                                     ---------   -------    --------      ------    -------
                                     ---------   -------    --------      ------    -------

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   For the years ended March 31,
                                                               -----------------------------------
                                                                 1999          1998         1997
                                                                 ----          ----         ----
Cash flows from operating activities:
    Net earnings                                               $ (2,190)     $  6,386      $ 2,852
                                                               --------      --------      -------
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation                                             685         1,005        1,268
           Amortization                                             182           806        1,583
           Deferred income taxes                                 (2,959)         (684)        (406)
           Provision for losses on accounts receivable            5,769            50          240
           Loss (gain) on sale of property and equipment             31            41           (5)
           Stock-based compensation                                 346           527         --
           Minority interest                                        (72)        1,102        1,194
           Decrease (increase) in accounts receivable             6,769        (7,641)      (7,024)
           Decrease in inventory                                    248           124          142
           (Increase) decrease in prepaid assets                   (390)          149          968
           Decrease (increase) in other assets                      825         1,014       (2,662)
           (Decrease) increase in accounts payable               (4,010)         (183)       3,835
           (Decrease) increase in notes payable to suppliers     (1,339)       (1,047)       1,690
           Increase (decrease) in accrued expenses                1,520           435           (9)
           (Decrease) increase in income taxes payable           (2,369)        1,162         (842)
           Increase in other liabilities                          1,213           199          204
                                                               --------      --------      -------
               Total adjustments                                  6,449        (2,941)         176
                                                               --------      --------      -------
               Net cash provided by operations                    4,259         3,445        3,028
                                                               --------      --------      -------
Cash flows from investing activities:
    Purchase of investments                                      (2,000)         --           --
    Acquisition of property and equipment                          (230)         (330)      (1,753)
    Proceeds from sale of property and equipment                   --            --             10
    Purchase of minority interest                                  --         (12,704)        --
                                                               --------      --------      -------
        Net cash used in investing activities                    (2,230)      (13,034)      (1,743)
                                                               --------      --------      -------

                                                                   For the years ended March 31,
                                                               -----------------------------------
                                                                 1999          1998         1997
                                                                 ----          ----         ----
Cash flows from financing activities:
    Repayment of notes in excess of three months                    (12)          (11)         (10)
    Proceeds from exercise of stock options                         158           181         --
    Dividend to minority shareholders                              --            --           (231)
                                                               --------      --------      -------
        Net cash provided by (used in) financing activities         146           170         (241)
                                                               --------      --------      -------
Effect of exchange rate changes on cash                           1,557          (225)      (2,232)
                                                               --------      --------      -------
Net increase (decrease) in cash and cash equivalents              3,732        (9,644)      (1,188)
Cash and cash equivalents at beginning of year                    8,691        18,335       19,523
                                                               --------      --------      -------
Cash and cash equivalents at end of year                       $ 12,423      $  8,691      $18,335
                                                               --------      --------      -------
                                                               --------      --------      -------


Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for:
        Interest                                               $      4      $     12      $     4
        Income taxes                                              3,036         4,131        4,232

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal year 1998, the Company increased its ownership in Gradco (Japan) Ltd. ("GJ"), its principal operating subsidiary, from 58.6% to 97.3% (Note 2).

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

         Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 1999, 1998 and 1997, respectively, were $1,134,000, $1,914,000 and $1,111,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 1999, 1998 and 1997, respectively, were $1,877,000, $2,277,000 and $2,657,000.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity. There was a foreign currency transaction loss of $482,000 included in selling, general and administrative expenses in fiscal year 1999 and gains of $1,098,000 and $904,000 in fiscal years 1998 and 1997, respectively.

NET EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There is no difference in average shares outstanding between diluted and basic in fiscal year 1999 because there was a net loss. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Operations. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                                               FISCAL YEAR
                                                -----------------------------------
                                                 1999           1998          1997
                                                 ----           ----          ----
Average shares outstanding, basic EPS             7,897         7,809         7,799
Effect of dilutive securities:
      Stock options                               --              242            33
                                                -------       -------       -------
Average shares outstanding, diluted EPS           7,897         8,051         7,832
                                                -------       -------       -------
                                                -------       -------       -------

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which will become effective for the Company in fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

         On September 30, 1997, GJ's U.S. subsidiary, Gradco (USA) Inc. ("GU"), was sold to Gradco Systems, Inc. No gain or loss was recognized in connection with this transaction. GU is included in the Company's consolidated U.S. federal tax returns subsequent to the acquisition date. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, a reduction in the Company's valuation allowance for its tax loss carryforwards in the amount of $1.8 million was recorded in conjunction with the acquisition based on an assessment of expected future results of operations. Because there were no material noncurrent assets of the acquired enterprise to reduce, a corresponding credit to "excess of fair value of assets acquired over cost" was recorded as required by SFAS 109 and will be amortized into income over four and one-half years, the same period over which the utilization of the tax loss carryforwards was estimated.

NOTE 3--MITA BANKRUPTCY

         On August 10, 1998, the Company learned that Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, had filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company has established an allowance for the full amount of Mita's remaining indebtedness to Gradco as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. On an after-tax basis, this charge amounted to $2,803,000, or $.35 per share.

                              GRADCO SYSTEMS, INC.

NOTE 4--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

                                                              March 31,
                                                      ----------------------
                                                        1999           1998
                                                        ----           ----
                                                           (In Thousands)
Inventories are summarized as follows:

     Raw materials                                    $  142          $  128
     Work-in-process                                     372             992
     Finished goods                                      854             488
                                                      ------          ------
                                                      $1,368          $1,608
                                                      ------          ------
                                                      ------          ------
Furniture, fixtures and equipment, at cost, are
     summarized as follows:

     Office, shop and automotive equipment            $1,217          $1,192
     Computer equipment                                  967             873
     Leasehold improvements                              132             122
     Tooling                                           4,014           3,911
                                                      ------          ------
                                                       6,330           6,098
     Less:
         Accumulated depreciation and amortization     5,475           4,808
                                                      ------          ------
                                                      $  855          $1,290
                                                      ------          ------
                                                      ------          ------
Other assets are summarized as follows:

     Deposits                                         $1,186          $1,352
     Investments                                       1,653             642
     Cash surrender value of life insurance              968             837
     Patents                                             --              250
     Intangible pension asset                            145             171
     License repurchase                                  --              130
     Other                                                36              47
                                                      ------          ------
                                                      $3,988          $3,429
                                                      ------          ------
                                                      ------          ------
Non-current liabilities are summarized as follows:

     Accumulated benefit obligation                   $1,154          $  867
     Hamma litigation settlement                       1,000             --
     Other                                               176             157
                                                      ------          ------
                                                      $2,330          $1,024
                                                      ------          ------
                                                      ------          ------

NOTE 5--INCOME TAXES

         Income tax expense consists of the following (in thousands):

                                                    Fiscal Year
                                      ------------------------------------
                                        1999           1998          1997
                                        ----           ----          ----
         Current
             Foreign                  $   287        $ 4,251       $ 2,971
             Federal                      --             453           296
             State                        355            358           122
         Deferred
             Foreign                   (2,586)        (1,185)         (441)
             Federal                     (373)           501            35
                                      -------        -------       -------
          Total                       $(2,317)       $ 4,378       $ 2,983
                                      -------        -------       -------
                                      -------        -------       -------

         The foreign provisions for all years primarily reflect GJ income taxed in Japan.

                              GRADCO SYSTEMS, INC.

NOTE 5--INCOME TAXES--(CONTINUED)

         Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:

                                                                           Fiscal Year
                                                                  ---------------------------
                                                                   1999       1998     1997
                                                                   ----       ----     ----
         Federal statutory tax rate                                 35.0%      35.0%    35.0%
         Increase (decrease) in tax rate resulting from:
             State income taxes, less federal benefit               (7.7)       2.1      1.2
             Foreign tax expense                                    12.6        7.9     12.4
             Recognition of deferred income, previously taxed       19.7       (7.6)    (6.4)
             Stock-based compensation                               (5.0)       0.6     --
             Other                                                  (4.0)      (1.1)     0.2
                                                                   -----      -----    -----
         Effective income tax rate                                  50.6%      36.9%    42.4%
                                                                   -----      -----    -----
                                                                   -----      -----    -----

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              March 31,
                                                      -----------------------
                                                        1999           1998
                                                        ----           ----
         Deferred tax assets
             Patent amortization                      $ 1,223         $   632
             Mita bad debt                              1,342            --
             Legal settlement                             680            --
             Local taxes                                   57             401
             Retirement benefits                          424             334
             Other                                        206             387
             Tax loss carryforwards                    10,820           9,390
             Valuation allowance                       (8,602)         (8,167)
                                                      -------         -------
                                                        6,150           2,977
                                                      -------         -------
         Deferred tax liabilities
             Intercompany loan revaluation                786             711
             Other                                        288             143
                                                      -------         -------
                                                        1,074             854
                                                      -------         -------
         Net deferred tax assets                      $ 5,076         $ 2,123
                                                      -------         -------
                                                      -------         -------

         At March 31, 1999, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $28,300,000 which will expire in 2000 through 2019 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiaries, Venture Engineering, Inc. ("Venture") and Gradco (USA) Inc. GJ also has a net operating loss carryforward in the amount of 344,000,000 Yen ($2,854,000) which will expire in 2004 if not utilized. At this time it is not deemed more likely than not that all of these NOLs can be utilized and therefore a valuation allowance has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

         The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 1999, the Company's share of such undistributed foreign earnings totaled $9,500,000. Foreign withholding taxes of approximately $950,000 would be due upon remittance of these earnings.

                              GRADCO SYSTEMS, INC.

NOTE 6--LICENSE REPURCHASE

         In 1986, the Company entered into an agreement with C. Itoh Electronics, Inc. ('CIE') to terminate the exclusive Japanese license granted to CIE in 1983. The Company paid the equivalent of 1.864 billion yen ($11,500,000 in 1986-87), and was amortizing these costs over a period of 15 years. In conjunction with the reacquisition of GJ shares (Note 2), the carrying value of the license repurchase was reduced by 421 million yen (approximately $3.7 million) and its amortization period was shortened to 13 years. As of March 31, 1999, the asset is fully amortized. Amortization of the license repurchase amounted to $144,000, $488,000 and $1,004,000 in the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 7--EMPLOYEE BENEFITS

         The Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") in September 1997. A maximum of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to the 1997 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The options are not intended to qualify as "Incentive Stock Options" within the meaning of
Section 422(a) of the Internal Revenue Code of 1986, but are instead nonqualified options. Options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference is being recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Options for 20,000 shares were granted during fiscal year 1999 at a price equal to the fair market value at the date of grant. Stock-based compensation expense of $346,000 and $527,000 is included in selling, general and administrative expenses for the years ended March 31, 1999 and 1998, respectively.

         The Company's 1988 Stock Option Plan has 209,500 shares authorized for issuance. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant.

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

         The following table summarizes stock option activity:

                                                             Weighted Average
                                              Number          Exercise Price
                                              ------         ----------------

         Outstanding March 31, 1996           323,910             $ 4.06
         Granted                               11,500               3.38
                                             --------

         Outstanding March 31, 1997           335,410               4.04
         Granted                              312,000               2.00
         Exercised                            (55,000)              3.29
         Expired                               (1,410)              8.31
                                             --------

         Outstanding March 31, 1998           591,000               3.02
         Granted                               20,000               2.44
         Exercised                            (56,250)              2.81
         Expired or cancelled                 (95,750)              3.79
                                             --------

         Outstanding March 31, 1999           459,000             $ 2.86
                                             --------
                                             --------

                              GRADCO SYSTEMS, INC.

NOTE 7--EMPLOYEE BENEFITS--(CONTINUED)

         Of the options outstanding at March 31, 1997, 1998 and 1999, options to purchase 305,576, 351,250 and 323,500 shares, respectively, were exercisable at weighted average prices of $4.10, $3.64 and $3.19 per share, respectively.

         The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 1999:

                                    Options Outstanding               Options Exercisable
                         ---------------------------------------- --------------------------
                                          Weighted       Weighted                  Weighted
                                           Average        Average                   Average
           Range of        Number         Remaining      Exercise      Number      Exercise
        Exercise Prices  Outstanding  Contractual Life     Price     Exercisable     Price
       --------------------------------------------------------------------------------------
             $2.00        229,500            8.5           $2.00       114,000       $2.00
         2.38 to 3.38     135,000            3.7            2.91       115,000        2.99
             4.25          70,500            2.0            4.25        70,500        4.25
             6.75          24,000            1.3            6.75        24,000        6.75
                         --------                                      -------
                          459,000                                      323,500
                         --------                                      -------
                         --------                                      -------

         The Company's Japanese subsidiary has a retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. Currently the plan is unfunded. At March 31, 1999, the Company has recorded an intangible pension asset of $145,000 and an accumulated benefit obligation of $1,154,000. The amount charged to expense in fiscal years 1999, 1998 and 1997 was $282,000, $249,000 and $149,000, respectively.

         The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plans, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal years 1999, 1998 and 1997, the Company contributed $63,000, $55,000 and $14,000, respectively, to the plans.

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

         Future minimum lease payments at March 31, 1999, under non-cancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

                 2000            $ 671,000
                 2001              612,000
                 2002              604,000
                 2003              248,000
                 2004              168,000
                 Thereafter           --

         Rent expense was approximately $1,087,000, $1,109,000 and $914,000 for fiscal years 1999, 1998 and 1997, respectively.

                              GRADCO SYSTEMS, INC.

NOTE 8--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

         In the following litigation, material claims have been asserted against the Company:

         HAMMA V. GRADCO SYSTEMS INC. ET AL. On December 17, 1998, following a federal District Court decision finding that Gradco was liable to Mr. Hamma and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under an agreement providing royalties based on Gradco income from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco agreed to pay $5,000,000 and issued 250,000 five-year warrants exercisable immediately, all of which are currently outstanding, to purchase shares of Gradco Systems, Inc. common stock at $4.00 per share. At the date of closing Gradco paid $3,000,000 in cash and provided an irrevocable letter of credit securing its obligation to pay the remaining $2,000,000 in two equal installments on November 15, 1999 and November 15, 2000. On an after-tax basis, this charge amounted to $3,300,000 or $.42 per share.

         DUBOIS V. GRADCO SYSTEMS INC. ET AL. In 1989, the Company and its (now former) president, Keith Stewart, were sued in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in 1983 with Mr. DuBois terminating and releasing the Company from royalty obligations under a prior royalty agreement. The complaint, which has been amended a number of times, seeks unspecified damages and other relief.

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

                              GRADCO SYSTEMS, INC.

NOTE 9--SEGMENT INFORMATION

         The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, GU and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. A second industry segment involved in high technology engineering and manufacturing services, whose operations are conducted by Venture, accounts for the remainder (in thousands).

                                        Paper     Engineering/                Intersegment
                                       Handling   Manufacturing                & Corporate
                                       Devices      Services      Corporate    Eliminations   Consolidated
                                      ---------   -------------   ---------   -------------   ------------
Fiscal Year 1999
----------------
         Revenues                      $ 73,552     $ 8,265        $  --         $   --        $ 81,817
         Interest income                    246           9             49            (38)          266
         Interest expense                     2           1             39            (38)            4
         Depreciation and amortization    4,192         202           (357)        (3,170)          867
         Provision for doubtful
              Mita receivable             5,543        --             --             --           5,543
         Hamma litigation settlement       --          --            5,000           --           5,000
         Income tax expense (benefit)    (1,949)          2           (370)          --          (2,317)
         Net earnings (loss)                617        (736)        (5,061)         2,990        (2,190)
         Assets                          46,104       3,470         10,432        (16,104)       43,902
Fiscal Year 1998
----------------
         Revenues                      $109,633     $11,366        $  --         $   --        $120,999
         Interest income                    129          20             23           --             172
         Interest expense                    10           2           --             --              12
         Depreciation and amortization    4,616         199           (157)        (2,847)        1,811
         Income tax expense               3,877          31            470           --           4,378
         Net earnings (loss)              4,562         540         (1,223)         2,507         6,386
         Assets                          49,595       4,956          8,327        (14,407)       48,471
Fiscal Year 1997
----------------
         Revenues                      $ 92,233     $ 8,654        $  --         $   --        $100,887
         Interest income                    120          33             34           --             187
         Interest expense                     2           2           --             --               4
         Depreciation and amortization    3,257         143             43           (592)        2,851
         Income tax expense               2,964          19           --             --           2,983
         Net earnings (loss)              2,385         236            (34)           265         2,852
         Assets                          58,911       3,778          5,651        (10,254)       58,096

                              GRADCO SYSTEMS, INC.

NOTE 9--SEGMENT INFORMATION--(CONTINUED)

         Geographic data follows (in thousands):

                                 United
                                 States          Japan      Belgium     Consolidated
                                 -------         -----      -------     ------------
Fiscal Year 1999
----------------
         Revenues               $ 51,062       $ 30,654     $   101       $ 81,817
         Long-lived assets         1,476          3,363           4          4,843
Fiscal Year 1998
----------------
         Revenues               $ 77,771       $ 43,228     $  --         $120,999
         Long-lived assets           634          4,079           6          4,719
Fiscal Year 1997
----------------
         Revenues               $ 64,661       $ 36,226     $  --         $100,887
         Long-lived assets           669         10,879           4         11,552

         The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

                                                Fiscal Year
                                    ---------------------------------
                                    1999           1998          1997
                                    ----           ----          ----
         Xerox                      30%            26%           26%
         Xerox Ltd.                 16%            20%           17%
         Panasonic                  11%            N/A           N/A
         Mita                       11%            N/A           11%
         Lanier                     N/A            N/A           11%


NOTE 10--INTERIM FINANCIAL RESULTS (UNAUDITED)

                                                                  Quarter
                                               --------------------------------------------
                                               First       Second        Third       Fourth      Year
                                               -----       ------        -----       ------      ----
                                                    (In thousands of dollars, except per share amounts)
Fiscal Year 1999
----------------
Net sales                                     $23,132      $19,366      $19,909      $16,215   $ 78,622
Gross margin                                    4,747        3,766        3,975        3,772     16,260
Earnings (loss) before income taxes            (2,175)         879       (4,736)       1,453     (4,579)
Net earnings (loss)                              (641)         647       (2,953)         757     (2,190)
Basic earnings (loss) per common share        $  (.08)     $   .08      $  (.37)     $   .10   $   (.28)
Diluted earnings (loss) per common share      $  (.08)     $   .08      $  (.37)     $   .10   $   (.28)
Fiscal Year 1998
----------------
Net sales                                     $39,802      $28,785      $23,548      $24,367   $116,502
Gross margin                                    7,725        5,001        4,363        4,394     21,483
Earnings before income taxes                    5,178        2,198        2,143        2,347     11,866
Net earnings                                    1,774        1,379        1,366        1,867      6,386
Basic earnings per common share               $   .23      $   .18      $   .18      $   .24   $    .82
Diluted earnings per common share             $   .23      $   .17      $   .17      $   .23   $    .79

                                                                   SCHEDULE II

                              GRADCO SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                    For the three years ended March 31, 1999
                             (Amounts in thousands)

                                                         Additions    Deductions
                                            Balance at   Charged to   and Currency    Balance
                                             Beginning   Costs and    Translation     at End
                                              of Year     Expenses     Adjustments    of Year
                                              -------     --------     -----------    --------
Valuation reserve deducted in the balance
  sheet from the asset to which it applies:

Year ended March 31, 1999:
     Accounts receivable                      $   108     $ 5,769       $  (631)     $  6,508
     Deferred income taxes                    $ 8,167     $   441       $     6      $  8,602

Year ended March 31, 1998:
     Accounts receivable                      $    59     $    50       $     1      $    108
     Deferred income taxes                    $ 9,450     $   717       $ 2,000      $  8,167

Year ended March 31, 1997:
     Accounts receivable                      $   103     $   240       $   284      $     59
     Deferred income taxes                    $ 9,800     $   --        $   350      $  9,450