Form 10-Q
period 1999-06-30
GRADCO SYSTEMS INC
filed 1999-08-09
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 1999 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                           at June 30, 1999
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,777,759















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 1999 and March 31, 1999                   3

     Consolidated Statements of Income
        for the Three Months Ended
        June 30, 1999 and June 30, 1998                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 1999 and June 30, 1998                      5-6

     Notes to Unaudited Consolidated Financial Statements    7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11-13

Part II.  Other Information                                   14
































                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    1999            1999
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $12,149         $12,423
     Short-term investments                          1,000           1,000
     Accounts receivable, net                       12,217          17,389
     Inventories                                     1,387           1,368
     Deferred income taxes                           1,310           1,310
     Other current assets                              260             612
                                                   -------         -------
          Total current assets                      28,323          34,102
Furniture, fixtures and equipment, net                 775             855
Excess of cost over acquired net assets              1,181           1,191
Deferred income taxes                                3,635           3,766
Other assets                                         3,932           3,988
                                                   -------         -------
                                                   $37,846         $43,902
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 4,072         $ 6,543
     Notes payable to suppliers                      6,720           9,281
     Accrued expenses                                2,174           2,754
     Income taxes payable                              138             133
     Current installments of long-term debt            -                 3
                                                   -------         -------
          Total current liabilities                 13,104          18,714
Non-current liabilities                              2,108           2,330
Excess of fair value of net assets acquired
   over cost                                         1,100           1,200
Minority interest                                      631             628

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,913,434 and
        7,910,934 shares outstanding June 30, 1999
        and March 31, 1999, respectively            45,916          45,829
     Accumulated deficit                           (26,003)        (26,162)
     Currency translation adjustment                 1,292           1,363
     Less cost of common stock in treasury,
        135,675 shares                                (302)            -
                                                   -------         -------
        Total shareholders' equity                  20,903          21,030
                                                   -------         -------
                                                   $37,846         $43,902
                                                   =======         =======


         See accompanying notes to consolidated financial statements.


                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1999        1998
                                             ----------  ----------
Revenues:

Net sales                                     $11,403     $23,132
Development engineering services                  330         251
Licenses and royalties                            454         569
                                              -------     -------
                                               12,187      23,952
                                              -------     -------
Costs and expenses:

Cost of sales                                   8,909      18,385
Research and development                          812         836
Selling, general and administrative             2,221       1,954
Provision for doubtful Mita receivable            -         5,000
                                              -------     -------
                                               11,942      26,175
                                              -------     -------
Income (loss) from operations                     245      (2,223)

Interest expense                                   (1)         (1)
Interest income                                    84          49
                                              -------     -------
Earnings (loss) before income taxes
     and minority interest                        328      (2,175)
Income tax expense (benefit)                      165      (1,474)
Minority interest                                   4         (60)
                                              -------     -------
Net earnings (loss)                           $   159     $  (641)
                                              =======     =======


Basic earnings (loss) per common share        $  0.02     $ (0.08)
                                              =======     =======

Average shares outstanding, basic EPS           7,836       7,857
                                              =======     =======

Diluted earnings (loss) per common share      $  0.02     $ (0.08)
                                              =======     =======

Average shares outstanding, diluted EPS         7,862       7,857
                                              =======     =======


          See accompanying notes to consolidated financial statements.



                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1999          1998
                                                     --------      --------
Cash flows from operating activities:
Net income (loss)                                    $   159      $  (641)
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      95           208
        Amortization                                     (85)           (2)
        Deferred income taxes                            127        (1,643)
        Provision for losses on accounts receivable        1         5,047
        Stock-based compensation                          81            83
        Minority interest                                  4           (60)
        Decrease in accounts receivable                5,117         5,543
        Increase in inventories                          (21)         (643)
        Decrease (increase) in prepaid assets            351          (591)
        Decrease (increase) in other assets               13          (511)
        Decrease in accounts payable                  (2,455)       (1,117)
        (Decrease) increase in notes payable
          to suppliers                                (2,518)        1,687
        Decrease in accrued expenses                    (574)         (169)
        Increase (decrease) in income taxes payable        5        (2,123)
        Decrease in other liabilities                   (216)           (9)
                                                     -------       -------
          Total adjustments                              (75)        5,700
                                                     -------       -------
          Net cash provided by operations                 84         5,059
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                    (18)         (155)
                                                     -------       -------
          Net cash used in investing activities          (18)         (155)
                                                     -------       -------

















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       1999          1998
                                                     --------      --------
Cash flows from financing activities:
Repayment of notes in excess of three months              (3)           (4)
Proceeds from exercise of stock options                    5           156
Acquisition of treasury stock                           (302)          -
                                                     -------       -------
         Net cash (used in) provided by
            financing activities                        (300)          152
                                                     -------       -------
         Effect of exchange rate changes on cash         (40)         (340)
                                                     -------       -------
Net (decrease) increase in cash and
   cash equivalents                                     (274)        4,716
Cash and cash equivalents at beginning of period      12,423         8,691
                                                     -------       -------
Cash and cash equivalents at end of period           $12,149       $13,407
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $    1        $    1
Income taxes                                              33         2,338



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency gains of $22,000 and $426,000 are included in selling, general and administrative expenses for the three months ended June 30, 1999 and 1998, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              1999        1999
                                            ---------   ---------
Raw materials                                $  202      $  142
Work-in-process                                 726         372
Finished goods                                  459         854
                                             ------      ------
                                             $1,387      $1,368
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








                                      -7-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NET EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter ended June 30, 1998, there is no difference in the average shares outstanding between diluted and basic because there was a net loss for the quarter. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings or loss stated in the Consolidated Statements of Income. Basic and diluted EPS do not differ materially from earnings per share previously presented. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

                                           Three Months Ended
                                         ----------------------
                                         June 30,      June 30,
                                           1999          1998
                                         --------      --------

Average shares outstanding, basic EPS      7,836         7,857
Effect of dilutive securities:
     Stock options                            26           -
                                          ------        ------
Average shares outstanding, diluted EPS    7,862         7,857
                                          ======        ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $88,000 in the current quarter and a loss of $1,440,000 for the three months ended June 30, 1998. The difference from net income or loss as reported is the change in the cumulative currency translation adjustment.

NOTE 6:  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which will become effective for the Company in fiscal 2001. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its consolidated financial position, results of operations or cash flows.






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

In March 1992, Mr. DuBois and John C. Hamma (whose related case was settled) filed an Application for Prejudgment Remedy ("PJR") against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of the two companies. This Application was dismissed as respects GJ. In November 1992, the Company and DuBois and Hamma (together the "Plaintiffs") agreed in principle to a Consent Order instead of proceeding with a hearing on the PJR. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the plaintiffs, who will then be permitted, if they so request, to renew the PJR within the notice period. Should plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period.

The DuBois suit will be tried as to liability and damages together. There are substantial differences between the DuBois and Hamma cases. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Motions are pending for summary judgment in the DuBois case. If those motions are unsuccessful the DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.

NOTE 8: TREASURY STOCK

In the first quarter of fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 135,675 shares during the current quarter at an aggregate cost of $302,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.










                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SEGMENT INFORMATION

The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of
GJ) operate in this segment. A second industry segment involved in high technology engineering and manufacturing services, whose operations are conducted by Venture Engineering, Inc., accounts for the remainder. The following table reflects information by reportable segments for the quarters ended June 30, 1999 and 1998 (in thousands):

                       Paper   Engineering/           Intersegment
                     Handling Manufacturing            & Corporate
                      Devices   Services    Corporate Eliminations Consolidated
                     -------- ------------- --------- ------------ ------------

Quarter Ended 6/30/99
---------------------

Revenues              $10,413     $1,774     $   -      $    -        $12,187
Net earnings (loss)       554       (216)       (179)        -            159
Assets                 40,359      3,302      10,398     (16,213)      37,846

Quarter Ended 6/30/98
---------------------

Revenues              $21,873     $2,079     $   -      $    -        $23,952
Net earnings (loss)      (949)        31        (506)        783         (641)
Assets                 45,318      4,486       7,995     (13,185)      44,614


























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

GJ and GU operate jointly in the development and marketing of products to their customer base, primarily OEMs. Both companies sell into the U.S. domestic and foreign marketplace at similar profit margins, after elimination of intercompany profits. Sales are denominated for the most part in Japanese yen and U.S. dollars, corresponding to the currency charged for the product by the contract manufacturer. Although the gross profit margin percentage is thus protected from foreign currency fluctuations, exchange gains and losses can still occur when receivables and payables are denominated in other than the local currency of each company.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1999 decreased $11,765,000 from the amount in the prior year's first quarter principally from a 51% decrease in net sales, reflecting a 57% reduction in unit sales in the office automation market and a 19% decrease in Venture's sales. When compared to the preceding quarter, unit sales were down 31%. A stronger yen, which increased by 11% against the dollar when compared to the same period in the previous year, caused an increase of $0.7 million in revenue when yen denominated sales were translated into dollars.

Gross margin on net sales increased to 21.9% from 20.5% for the three months ended June 30, 1999 and June 30, 1998, respectively, reflecting continued improvement in product mix.

Research and development expenses ("R&D") in the current quarter totaled $812,000, 6.7% of revenues, compared to $836,000, 3.5% of revenues, in the prior year's comparable period. R&D expenditures made by Venture, in connection with its development engineering service revenue, were up by $0.2 million while R&D expenditures made by GJ, in connection with new product development, were down by a like amount.






                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,221,000, 18.2% of revenues, compared to $1,954,000, 8.2% of revenues, in the prior year's comparable period, an increase of $267,000. Approximately $200,000 of this increase is due to the unfavorable translation of SG&A at GJ caused by the stronger yen and there was a decrease of $404,000 in foreign currency gains in the current quarter versus the prior year. Other SG&A expenses were down, especially at Venture. In addition to the normal SG&A expenses, the Company took a $5,000,000 charge in the prior year's first quarter due to the bankruptcy petition filed by Mita Industrial Co. Ltd., one of GJ's largest customers.

As a result of the above factors, earnings before income taxes and minority interest increased to a gain of $328,000 in the current quarter from a loss of $2,175,000 in the first quarter of fiscal 1999. The effective tax rate decreased to 50.3% from 67.8% because in the prior year there was pre-tax income generated domestically and a pre-tax loss in Japan where the tax rate is considerably higher.

FINANCIAL CONDITION

Working capital decreased to $15,219,000 at June 30, 1999 from $15,388,000 at
March 31, 1999.   At June 30, 1999, the Company had $12,149,000 in cash, a
decrease of $274,000 from March 31, 1999, and no long-term debt. $0.1 million of cash was provided by operations. $0.4 million was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation. $5.5 million was provided by a decrease in accounts receivable and prepaid assets. $6.1 million was used to pay down accounts payable, notes payable to suppliers, accrued expenses and other liabilities. Cash was not significantly affected by exchange rate changes. GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at June 30, 1999. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 1999, there were no material commitments for capital expenditures.

A lawsuit remains pending by R. Clark DuBois, a former employee, in which fraud is claimed in connection with the acquisition by Gradco of a release from Mr. DuBois of his royalty agreement. In this case, with Gradco's consent, the liability and damages phases have been consolidated. The facts in the DuBois case differ from those in the Hamma case (a related case that was settled in December 1998) in many significant respects. Motions are pending for summary judgment in the DuBois case. If those motions are unsuccessful the DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the case will not have a material adverse effect on its consolidated financial position, or on its results of operations or liquidity.









                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Impact of the Year 2000

The Company and its subsidiaries have addressed the impact of the year 2000 on their internal accounting and operating systems and have determined that these systems are Year 2000 ("Y2K") compliant as a result of recent purchases of computer software upgrades. The Company's products will not be affected by Y2K because they do not use dates to calculate actions nor do they maintain any date fields within their internal logic. The Company has completed an assessment of how its interface with customers and suppliers, through sales and purchase orders might be impacted and has determined that there do not appear to be any issues which would have a material impact on the Company's results of operations, liquidity or capital resources.











































                                      -13-
                                  PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The information regarding the current status of the DuBois lawsuit, contained in Note 7 of Notes to Unaudited Consolidated Financial Statements set forth in Part I of this Report, is hereby incorporated by reference in response to this Item 1.

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  August 9, 1999       HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-