Form 10-Q
period 1999-09-30
GRADCO SYSTEMS INC
filed 1999-11-12
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 1999 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at September 30, 1999
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,638,459















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 1999 and March 31, 1999              3

     Consolidated Statements of Income
        for the Three and Six Months Ended
        September 30, 1999 and September 30, 1998             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 1999 and September 30, 1998             5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11-13

Part II.  Other Information                                   14
































                                      -2-
                            GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September 30,     March 31,
                                                    1999            1999
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $13,576         $12,423
     Short-term investments                          1,000           1,000
     Accounts receivable, net                       11,723          17,389
     Inventories                                       579           1,368
     Deferred income taxes                           1,733           1,310
     Other current assets                              265             612
                                                   -------         -------
          Total current assets                      28,876          34,102
Furniture, fixtures and equipment, net                 756             855
Excess of cost over acquired net assets              1,170           1,191
Deferred income taxes                                3,587           3,766
Other assets                                         4,242           3,988
                                                   -------         -------
                                                   $38,631         $43,902
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 4,374         $ 6,543
     Notes payable to suppliers                      5,067           9,281
     Accrued expenses                                2,087           2,754
     Income taxes payable                              134             133
     Current installments of long-term debt            -                 3
                                                   -------         -------
          Total current liabilities                 11,662          18,714
Non-current liabilities                              2,283           2,330
Excess of fair value of net assets acquired
   over cost                                         1,000           1,200
Minority interest                                      684             628

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,913,434 and
        7,910,934 shares outstanding
        September 30, 1999 and
        March 31, 1999, respectively                45,999          45,829
     Accumulated deficit                           (25,625)        (26,162)
     Currency translation adjustment                 3,237           1,363
     Less cost of common stock in treasury,
        274,975 shares                                (609)            -
                                                   -------         -------
        Total shareholders' equity                  23,002          21,030
                                                   -------         -------
                                                   $38,631         $43,902
                                                   =======         =======

         See accompanying notes to consolidated financial statements.


                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     1999       1998         1999       1998
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $12,465    $19,366      $23,868    $42,498
Development engineering services        230        255          560        506
Licenses and royalties                  158        701          612      1,270
                                    -------    -------      -------    -------
                                     12,853     20,322       25,040     44,274
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                         9,163     15,600       18,072     33,985
Research and development                722        697        1,534      1,533
Selling, general and administrative   2,557      2,588        4,778      4,542
Provision for doubtful Mita
     receivable                         -          619          -        5,619
                                    -------    -------      -------    -------
                                     12,442     19,504       24,384     45,679
                                    -------    -------      -------    -------
Income (loss) from operations           411        818          656     (1,405)

Interest expense                        -          -             (1)        (1)
Interest income                          91         61          175        110
                                    -------    -------      -------    -------
Earnings (loss) before income taxes
     and minority interest              502        879          830     (1,296)
Income tax expense (benefit)            125        235          290     (1,239)
Minority interest                        (1)        (3)           3        (63)
                                    -------    -------      -------    -------
     Net earnings                   $   378    $   647      $   537    $     6
                                    =======    =======      =======    =======

Basic earnings per common share     $  0.05    $  0.08      $  0.07    $  0.00
                                    =======    =======      =======    =======

Average shares outstanding,
     basic EPS                        7,692      7,911        7,764      7,884
                                    =======    =======      =======    =======

Diluted earnings per common share   $  0.05    $  0.08      $  0.07    $  0.00
                                    =======    =======      =======    =======

Average shares outstanding,
     diluted EPS                      7,692      8,052        7,777      8,097
                                    =======    =======      =======    =======


          See accompanying notes to consolidated financial statements.

                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1999          1998
                                                     ---------     ---------
Cash flows from operating activities:
        Net income                                    $   537       $     6
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      184           400
        Amortization                                     (170)          (25)
        Deferred income taxes                             176        (1,584)
        Provision for losses on accounts receivable         2         5,948
        Stock-based compensation                          164           167
        Minority interest                                   3           (63)
        Decrease in accounts receivable                 6,302         7,205
        Decrease (increase) in inventories                802          (203)
        Decrease (increase) in prepaid assets             364          (208)
        Decrease (increase) in other assets               529          (233)
        Decrease in accounts payable                   (2,439)       (1,573)
        Decrease in notes payable to suppliers         (4,802)       (1,376)
        (Decrease) increase in accrued expenses          (749)          602
        Increase (decrease) in income taxes payable         2        (2,144)
        (Decrease) increase in other liabilities         (178)           31
                                                      -------       -------
          Total adjustments                               190         6,944
                                                      -------       -------
Net cash provided by operations                           727         6,950
                                                      -------       -------
Cash flows from investing activities:
     Acquisition of property and equipment                (38)         (180)
                                                      -------       -------
Net cash used in investing activities                     (38)         (180)
                                                      -------       -------


















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       1999          1998
                                                     ---------     ---------
Cash flows from financing activities:
     Repayment of notes in excess of three months          (3)           (6)
     Proceeds from exercise of stock options                5           158
     Acquisition of treasury stock                       (609)          -
                                                      -------       -------
Net cash (used in) provided by financing activities      (607)          152
                                                      -------       -------
Effect of exchange rate changes on cash                 1,071          (120)
                                                      -------       -------
Net increase in cash and cash equivalents               1,153         6,802
Cash and cash equivalents at beginning of period       12,423         8,691
                                                      -------       -------
Cash and cash equivalents at end of period            $13,576       $15,493
                                                      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    1        $    1
Income taxes                                              112         2,532



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the three and six months ended September 30, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

A foreign currency loss of $483,000 is included in selling, general and administrative expenses for the six months ended September 30, 1999 versus a gain of $360,000 in the prior year period. In the three months ended September 30, 1999 and 1998, there were foreign currency losses of $505,000 and $66,000, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              1999        1999
                                            ---------   ---------
Raw materials                                $  182      $  142
Work-in-process                                 201         372
Finished goods                                  196         854
                                             ------      ------
                                             $  579      $1,368
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

                                 Three Months Ended      Six Months Ended
                                --------------------   --------------------
                                Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                  1999       1998        1999       1998
                                ---------  ---------   ---------  ---------

Average shares outstanding,
     basic EPS                    7,692      7,911       7,764      7,884
Effect of dilutive securities:
     Stock options                  -          141          13        213
                                 ------     ------      ------     ------
Average shares outstanding,
     diluted EPS                  7,692      8,052       7,777      8,097
                                 ======     ======      ======     ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $2,323,000 and $2,411,000 for the three and six months ended September 30, 1999, respectively and $832,000 and $(608,000) for the three and six months ended September 30, 1998, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

NOTE 6:  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which will become effective for the Company in fiscal 2002. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its consolidated financial position, results of operations or cash flows.




                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In the following litigation, material claims have been asserted against the
Company:

DUBOIS V. GRADCO SYSTEMS, INC. ET AL. In 1989, the Company and its (now former) president, Keith Stewart, were sued in the U.S. District Court in Connecticut by R. Clark DuBois ("DuBois"), a former employee of the Company. The complaint primarily alleges misrepresentation and fraudulent concealment by Gradco and Mr. Stewart in connection with an agreement entered into in 1983 with DuBois terminating and releasing the Company from royalty obligations under a prior royalty agreement. The complaint, which has been amended a number of times, seeks unspecified damages and other relief.

In March 1992, DuBois and John C. Hamma (whose related case was settled) filed an Application for Prejudgment Remedy ("PJR") against the Company and Gradco (Japan) Ltd. ("GJ") seeking to attach $10,000,000 of assets of each of the two companies. This Application was dismissed as respects GJ. In November 1992, the Company and DuBois and Hamma (together the "Plaintiffs") agreed in principle to a Consent Order instead of proceeding with a hearing on the PJR. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the Plaintiffs, who will then be permitted, if they so request, to renew the PJR within the notice period. Should Plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period.

The DuBois suit will be tried as to liability and damages together. There are substantial differences between the DuBois and Hamma cases. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Motions for summary judgment filed in the DuBois case were denied on October 28, 1999. The Court entered a scheduling order calling for an early January 2000 trial, subject to availability of counsel and the parties. The DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.

NOTE 8:  TREASURY STOCK

In the first quarter of fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 139,300 shares during the current quarter at an aggregate cost of $307,000 and 274,975 shares in the year-to-date period at an aggregate cost of $609,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.








                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SEGMENT INFORMATION

The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of
GJ) operate in this segment. A second industry segment involved in high technology engineering and manufacturing services, whose operations are conducted by Venture Engineering, Inc., accounts for the remainder. The following table reflects information by reportable segments for the three and six month periods ended September 30, 1999 and 1998 (in thousands):

                       Paper   Engineering/           Intersegment
                     Handling Manufacturing            & Corporate
                      Devices   Services    Corporate Eliminations Consolidated
                     -------- ------------- --------- ------------ ------------

Three Months Ended 9/30/99
--------------------------

Revenues              $11,188     $1,665     $   -      $    -        $12,853
Net earnings (loss)       797       (200)       (219)        -            378

Three Months Ended 9/30/98
--------------------------

Revenues              $17,926     $2,396     $   -      $    -        $20,322
Net earnings (loss)       886       (416)       (602)        779          647

Six Months Ended 9/30/99
------------------------

Revenues              $21,601     $3,439     $   -      $    -        $25,040
Net earnings (loss)     1,351       (416)       (398)        -            537
Assets                 42,009      2,726      10,445     (16,549)      38,631

Six Months Ended 9/30/98
------------------------

Revenues              $39,799     $4,475     $   -      $    -        $44,274
Net earnings (loss)       (63)      (385)     (1,108)      1,562            6
Assets                 43,435      4,343       7,539     (12,411)      42,906














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

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 1999 decreased $7,469,000 and $19,234,000, respectively, from the comparable prior year periods principally as a result of decreases in net sales. Unit sales in the office automation market decreased 52% in the quarter from the comparable quarter in the prior year and Venture's sales decreased 31%. When compared to the preceding quarter, unit sales were down 7%. A stronger yen, which increased by 19% against the dollar when compared to the same period in the previous year, caused an increase of $1.2 million in revenue when yen denominated sales were translated into dollars. In the six-month period, unit sales in the office automation market decreased 55% and Venture's sales decreased 24%. Yen denominated sales translated into $1.9 million more in revenue due to the stronger yen which gained 15% against the dollar during this period.

Gross margin on net sales increased to 26.5% from 19.5% for the three months ended September 30, 1999 and 1998, respectively, and increased to 24.3% from 20.0% for the six-month periods then ended. In addition to an improvement in product mix toward higher margin units, there were some contractual price increases, retroactive to the beginning of the year, resulting from the lower volume of units sold.





                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development expenses ("R&D") in the current quarter totaled $722,000, 5.6% of revenues, compared to $697,000, 3.4% of revenues, in the prior year's comparable period. For the six months ended September 30, 1999 and 1998, R&D totaled $1,534,000, 6.1% of revenues, and $1,533,000, 3.5% of revenues, respectively.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,557,000, 19.9% of revenues, compared to $2,588,000, 12.7% of revenues, in the prior year's comparable period, a decrease of $31,000. This decrease was principally attributable to a reduction in bad debt expense of $281,000 and lower patent amortization costs and legal fees, but was offset by an increase of $439,000 in foreign currency losses. For the six months ended September 30, 1999 and 1998, SG&A totaled $4,778,000, 19.1% of revenues and $4,542,000, 10.3% of revenues, respectively, an increase of $236,000. This increase was principally attributable to a foreign currency loss of $483,000 in the current year as opposed to a gain in the prior year period of $360,000. This unfavorable change of $843,000 was partially offset by a decrease of $327,000 in bad debt expense and lower patent amortization costs. In addition to the normal SG&A expenses, the Company took charges of $619,000 and $5,619,000 in the three and six-month periods of the prior year due to the bankruptcy petition filed by Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers. Mita's current reorganization plan, to be presented for a vote at a creditors meeting in January 2000, provides for the partial repayment of the amount owed at the date of bankruptcy. Only one-fourth of the repayment would be paid currently and the balance would be paid over a nine-year period with no interest. Because the plan has not yet been approved by the creditors, the Company has not recognized any income on this transaction. Assuming the plan is approved, the Company will still have to assess the probability of collecting the balance owed.

As a result of the above factors, earnings before income taxes and minority interest decreased from $879,000 in the quarter ended September 30, 1998 to $502,000 in the current quarter and increased from a loss of $1,296,000 in the six months ended September 30, 1998 to a gain of $830,000 in the current six-month period. The effective tax rate decreased to 34.9% from 95.6% in the six-month period because in the prior year there was pre-tax income generated domestically which was partially sheltered by a net operating loss carryforward and a pre-tax loss in Japan on which deferred tax benefits were fully provided.

FINANCIAL CONDITION

Working capital increased to $17,214,000 at September 30, 1999 from $15,388,000 at March 31, 1999. At September 30, 1999, the Company had $13,576,000 in cash, an increase of $1,153,000 from March 31, 1999, and no long-term debt. $0.7 million of cash was provided by operations. $0.9 million of cash was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation, $8.0 million was provided by decreases in accounts receivable, inventories, prepaid expenses and other assets. $8.2 million of cash was used to pay down accounts payable, notes payable to suppliers, accrued expenses and other liabilities. $0.6 million was used to purchase treasury stock. Exchange rate changes caused an increase of $1.1 million in cash. GJ has informal



                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


credit facilities with a Japanese bank . There were no borrowings under this facility at September 30, 1999. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 1999, there were no material commitments for capital expenditures.

A lawsuit remains pending by R. Clark DuBois, a former employee, in which fraud is claimed in connection with the acquisition by Gradco of a release from Mr. DuBois of his royalty agreement. In this case, with Gradco's consent, the liability and damages phases have been consolidated. The facts in the DuBois case differ from those in the Hamma case (a related case that was settled in December 1998) in many significant respects. Motions for summary judgment filed in the DuBois case were denied on October 28, 1999. The Court entered a scheduling order calling for an early January 2000 trial, subject to availability of counsel and the parties. The DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.

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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on October 1, 1999.

          (b) The sole purpose of the meeting was the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 2000). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Mazakazu (Mark) Takeuchi and Martin E. Tash.

          (c) The votes cast for, against and withheld from each of the nominees (out of the 7,679,959 shares of Common Stock outstanding and entitled to vote as of the record date of August 17, 1999) are set forth below. There were no broker non-votes.

          Nominees                      FOR        AGAINST     WITHHELD
          --------                   ---------     -------     --------
          Bernard Bressler           6,592,177      97,667      159,271
          Thomas J. Burger           6,654,394      35,450      159,271
          Harland L. Mischler        6,654,394      35,450      159,271
          Robert J. Stillwell        6,652,344      37,500      159,271
          Mazakazu (Mark) Takeuchi   6,639,394      50,450      159,271
          Martin E. Tash             6,652,344      37,500      159,271

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 12, 1999    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-