Form 10-Q
period 1999-12-31
GRADCO SYSTEMS INC
filed 2000-02-10
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended December 31, 1999 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at December 31, 1999
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,402,759















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at December 31, 1999 and March 31, 1999               3

     Consolidated Statements of Income
        for the Three and Nine Months Ended
        December 31, 1999 and December 31, 1998               4

     Consolidated Statements of Cash Flows
        for the Nine Months Ended
        December 31, 1999 and December 31, 1998               5-6

     Notes to Unaudited Consolidated Financial Statements     7-11

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         12-14

Part II.  Other Information                                   15
































                                      -2-
                            GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                December 31,      March 31,
                                                    1999            1999
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $15,788         $12,423
     Short-term investments                          1,000           1,000
     Accounts receivable, net                       12,926          17,389
     Inventories                                       917           1,368
     Deferred income taxes                           1,809           1,310
     Other current assets                              641             612
                                                   -------         -------
          Total current assets                      33,081          34,102
Furniture, fixtures and equipment, net                 693             855
Excess of cost over acquired net assets              1,159           1,191
Deferred income taxes                                3,179           3,766
Other assets                                         4,126           3,988
                                                   -------         -------
                                                   $42,238         $43,902
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 5,506         $ 6,543
     Notes payable to suppliers                      6,328           9,281
     Accrued expenses                                2,340           2,754
     Income taxes payable                              481             133
     Current installments of long-term debt            -                 3
                                                   -------         -------
          Total current liabilities                 14,655          18,714
Non-current liabilities                              1,954           2,330
Excess of fair value of net assets acquired
   over cost                                           900           1,200
Minority interest                                      716             628

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,913,434 and
        7,910,934 shares outstanding
        December 31, 1999 and
        March 31, 1999, respectively                46,082          45,829
     Accumulated deficit                           (25,025)        (26,162)
     Currency translation adjustment                 3,867           1,363
     Less cost of common stock in treasury,
        510,675 shares                                (911)            -
                                                   -------         -------
        Total shareholders' equity                  24,013          21,030
                                                   -------         -------
                                                   $42,238         $43,902
                                                   =======         =======

         See accompanying notes to consolidated financial statements.


                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                   --------------------    --------------------
                                    Dec. 31,   Dec. 31,     Dec. 31,   Dec. 31,
                                     1999       1998         1999       1998
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $13,333    $19,909      $37,201    $62,407
Development engineering services        373        106          933        612
Licenses and royalties                  280        484          892      1,754
                                    -------    -------      -------    -------
                                     13,986     20,499       39,026     64,773
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                         9,785     15,934       27,857     49,919
Research and development                912        585        2,446      2,118
Selling, general and administrative   3,180      3,771        7,958      8,313
Provision for (recovery of)
     doubtful Mita receivable          (935)       -           (935)     5,619
Hamma litigation settlement             -        5,000          -        5,000
                                    -------    -------      -------    -------
                                     12,942     25,290       37,326     70,969
                                    -------    -------      -------    -------
Income (loss) from operations         1,044     (4,791)       1,700     (6,196)

Interest expense                        -           (1)          (1)        (2)
Interest income                         102         56          277        166
                                    -------    -------      -------    -------
Earnings (loss) before income taxes
     and minority interest            1,146     (4,736)       1,976     (6,032)
Income tax expense (benefit)            542     (1,775)         832     (3,014)
Minority interest                         4         (8)           7        (71)
                                    -------    -------      -------    -------
     Net earnings (loss)            $   600    $(2,953)     $ 1,137    $(2,947)
                                    =======    =======      =======    =======

Basic earnings per common share     $  0.08    $ (0.37)     $  0.15    $ (0.37)
                                    =======    =======      =======    =======

Average shares outstanding,
     basic EPS                        7,584      7,911        7,704      7,893
                                    =======    =======      =======    =======

Diluted earnings per common share   $  0.08    $ (0.37)     $  0.15    $ (0.37)
                                    =======    =======      =======    =======

Average shares outstanding,
     diluted EPS                      7,584      7,911        7,712      7,893
                                    =======    =======      =======    =======

          See accompanying notes to consolidated financial statements.

                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                        1999          1998
                                                     ---------     ---------
Cash flows from operating activities:
        Net income (loss)                             $ 1,137       $(2,947)
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      268           580
        Amortization                                     (254)           68
        Deferred income taxes                             656        (3,317)
        Provision for losses on accounts receivable         3         5,955
        Stock-based compensation                          247           228
        Installment portion of Hamma
           litigation settlement                       (1,000)        2,000
        Minority interest                                   7           (71)
        Decrease in accounts receivable                 5,316         7,793
        Decrease in inventories                           468           823
        Decrease (increase) in prepaid assets               3        (2,095)
        (Increase) decrease in other assets               (89)          891
        Decrease in accounts payable                   (1,404)       (3,367)
        Decrease in notes payable to suppliers         (3,772)         (555)
        (Decrease) increase in accrued expenses          (526)           67
        Increase (decrease) in income taxes payable       348        (2,340)
        Increase in other liabilities                     445           122
                                                      -------       -------
          Total adjustments                               716         6,782
                                                      -------       -------
Net cash provided by operations                         1,853         3,835
                                                      -------       -------
Cash flows from investing activities:
     Redemption (purchase) of investments               1,000        (2,000)
     Acquisition of property and equipment                (42)         (191)
                                                      -------       -------
Net cash provided by (used in) investing activities       958        (2,191)
                                                      -------       -------















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Nine Months Ended
                                                     -----------------------
                                                      Dec. 31,      Dec. 31,
                                                        1999          1998
                                                     ---------     ---------
Cash flows from financing activities:
     Repayment of notes in excess of three months          (3)           (9)
     Proceeds from exercise of stock options                5           158
     Acquisition of treasury stock                       (911)          -
                                                      -------       -------
Net cash (used in) provided by financing activities      (909)          149
                                                      -------       -------
Effect of exchange rate changes on cash                 1,463         2,010
                                                      -------       -------
Net increase in cash and cash equivalents               3,365         3,803
Cash and cash equivalents at beginning of period       12,423         8,691
                                                      -------       -------
Cash and cash equivalents at end of period            $15,788       $12,494
                                                      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    1        $    2
Income taxes                                             (172)        2,666



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1999 and the results of operations and cash flows for the three and nine months ended December 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

Foreign currency losses of $145,000 and $1,102,000 are included in selling, general and administrative expenses for the three months ended December 31, 1999 and 1998, respectively. In the nine months ended December 31, 1999 and 1998, there were foreign currency losses of $628,000 and $742,000, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             Dec. 31,   March 31,
                                               1999       1999
                                            ---------   ---------
Raw materials                                $  201      $  142
Work-in-process                                 564         372
Finished goods                                  152         854
                                             ------      ------
                                             $  917      $1,368
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

                                 Three Months Ended      Nine Months Ended
                                --------------------   --------------------
                                 Dec. 31,   Dec. 31,    Dec. 31,   Dec. 31,
                                   1999       1998        1999       1998
                                ---------  ---------   ---------  ---------

Average shares outstanding,
     basic EPS                    7,584      7,911       7,704      7,893
Effect of dilutive securities:
     Stock options                  -          -             8        -
                                 ------     ------      ------     ------
Average shares outstanding,
     diluted EPS                  7,584      7,911       7,712      7,893
                                 ======     ======      ======     ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $1,234,000 and $3,645,000 for the three and nine months ended December 31, 1999, respectively and $177,000 and $(431,000) for the three and nine months ended December 31, 1998, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

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

In March 1992, DuBois and John C. Hamma (whose related case was settled) filed an Application for Prejudgment Remedy ("PJR") against the Company and Gradco (Japan) Ltd. ("GJ"). In November 1992, the Company and DuBois and Hamma (together the "Plaintiffs") agreed in principle to a Consent Order instead of proceeding with a hearing on the PJR. If during the pendency of the lawsuits the Company desires to sell, transfer or take any other action which would affect its ownership of stock in GJ, it has agreed to give 30 days prior notice to the Plaintiffs, who will then be permitted, if they so request, to renew the PJR within the notice period. Should Plaintiffs do so, the Company has agreed to forbear from proceeding with any such transaction for a limited period.

The DuBois suit will be tried as to liability and damages together. There are substantial differences between the DuBois and Hamma cases. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Motions for summary judgment filed in the DuBois case were denied on October 28, 1999. The Court entered a scheduling order calling for an early year 2000 trial. The DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.

NOTE 8:  TREASURY STOCK

In the first quarter of fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 235,700 shares during the current quarter at an aggregate cost of $302,000 and 510,675 shares in the year-to-date period at an aggregate cost of $911,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.











                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  MITA BANKRUPTCY

In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company established an allowance of $5.7 million, representing all of Mita's remaining indebtedness to Gradco as of the bankruptcy date. On an after-tax and minority interest basis, this charge amounted to $2,842,000, or $.36 per share, in the nine months ended December 31, 1998 calculated at the yen rate in effect at that time. Mita's reorganization plan, approved by the court on January 18, 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. These payments to the Company will total $1,357,000 based on the value of the yen at December 31, 1999, since the yen has strengthened against the dollar since the bankruptcy filing. The Company has recorded a non-current receivable and a pre-tax credit to income in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate.

NOTE 10:  TERMINATION OF GJ RETIREMENT PLAN

The Company's Japanese subsidiary has an unfunded retirement plan for its management which provides for a lump sum payment to be made to each eligible individual at his retirement date. The payment is based on a formula that factors in length of service, position held and salary at the time of retirement. In an effort to reduce operating expenses in future years, GJ management has agreed to terminate the retirement plan at the end of the current fiscal year. In return, the Company has agreed to loan to each eligible individual an amount equal to 80% of his vested benefit at year end. The loans, which will bear interest at a nominal rate, must be repaid at the time of retirement at which time the accrued benefit will be paid. The Company has elected to expense the unamortized prior service cost of $693,000 in the current quarter, which results in the full value of the vested benefits being reflected in non-current liabilities at December 31, 1999. The $693,000 is included in selling, general and administrative expenses.

NOTE 11: SEGMENT INFORMATION

The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of
GJ) operate in this segment. A second industry segment involving high technology engineering and manufacturing services accounts for the remainder. These operations are conducted by Venture Engineering, Inc.. The following table reflects information by reportable segments for the three and nine-month periods ended December 31, 1999 and 1998 (in thousands):










                                      -10-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SEGMENT INFORMATION (Continued)

                       Paper   Engineering/           Intersegment
                     Handling Manufacturing            & Corporate
                      Devices   Services    Corporate Eliminations Consolidated
                     -------- ------------- --------- ------------ ------------

Three Months Ended 12/31/99
---------------------------

Revenues              $12,247     $1,739     $   -      $    -        $13,986
Net earnings (loss)     1,133        (28)       (505)        -            600

Three Months Ended 12/31/98
---------------------------

Revenues              $18,406     $2,093     $   -      $    -        $20,499
Net earnings (loss)       171       (224)     (3,702)        802       (2,953)

Nine Months Ended 12/31/99
--------------------------

Revenues              $33,848     $5,178     $   -      $    -        $39,026
Net earnings (loss)     2,484       (444)       (903)        -          1,137
Assets                 46,914      3,193       9,033     (16,902)      42,238

Nine Months Ended 12/31/98
--------------------------

Revenues              $58,205     $6,568     $   -      $    -        $64,773
Net earnings (loss)       108       (609)     (4,810)      2,364       (2,947)
Assets                 48,800      3,333      10,927     (16,705)      46,355
























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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended December 31, 1999 decreased $6,513,000 and $25,747,000, respectively, from the comparable prior year periods principally as a result of decreases in net sales. Unit sales in the office automation market decreased 45% in the quarter from the comparable quarter in the prior year and Venture's sales decreased 30%. When compared to the preceding quarter, unit sales were up 9%. A stronger yen, which increased by 13% against the dollar when compared to the same period in the previous year, caused an increase of $0.9 million in revenue when yen denominated sales were translated into dollars. In the nine-month period, unit sales in the office automation market decreased 52% and Venture's sales decreased 25%. Yen denominated sales translated into $2.8 million more in revenue due to the stronger yen which gained 14% against the dollar during this period.

Gross margin on net sales increased to 26.6% from 20.0% for the three months ended December 31, 1999 and 1998, respectively, and increased to 25.1% from 20.0% for the nine-month periods then ended. In addition to an improvement in product mix toward higher margin units, there were some contractual price increases resulting from the lower volume of units sold.







                                       -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development expenses ("R&D") in the current quarter totaled $912,000, 6.5% of revenues, compared to $585,000, 2.9% of revenues, in the prior year's comparable period. For the nine months ended December 31, 1999 and 1998, R&D totaled $2,446,000, 6.3% of revenues, and $2,118,000, 3.3% of revenues, respectively. The increases in both periods are principally attributable to increases in Venture's contract engineering business.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $3,180,000, 22.7% of revenues, compared to $3,771,000, 18.4% of revenues, in the prior year's comparable period, a decrease of $591,000. This decrease was principally attributable to a decrease of $957,000 in foreign currency losses and lower patent amortization costs and legal fees, but was offset by a one-time charge of $693,000 resulting from the termination of the GJ retirement plan, see Note 10 of Notes to Unaudited Consolidated Financial Statements. For the nine months ended December 31, 1999 and 1998, SG&A totaled $7,958,000, 20.4% of revenues and $8,313,000, 12.8% of revenues, respectively, a decrease of $355,000. This decrease was principally attributable to reductions in bad debt expense of $333,000, patent amortization costs of $316,000 and foreign currency losses of $114,000 as well as manpower reductions in the current year. These favorable changes were partially offset by the one-time charge from the termination of the GJ retirement plan previously discussed. In addition to the normal SG&A expenses, the Company took a charge of $5,619,000 in the nine-month period of the prior year due to the bankruptcy petition filed by Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers. Mita's reorganization plan, which was approved at a creditors meeting in January 2000, provides for the repayment of 18% of the amount owed at the date of bankruptcy over a ten-year period with no interest. The Company has recognized a gain of $935,000, representing the present value of the non-interest bearing payments to be received, see Note 9 of Notes to Unaudited Consolidated Financial Statements. The Company also took a $5,000,000 charge in the quarter and year-to-date period of the prior year for the settlement of the Hamma litigation.

As a result of the above factors, earnings before income taxes and minority interest increased from a loss of $4,736,000 in the quarter ended December 31, 1998 to a gain of $1,146,000 in the current quarter and from a loss of $6,032,000 in the nine months ended December 31, 1998 to a gain of $1,976,000 in the current nine-month period.

















                                      -13-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Working capital increased to $18,426,000 at December 31, 1999 from $15,388,000 at March 31, 1999. At December 31, 1999, the Company had $15,788,000 in cash, an increase of $3,365,000 from March 31, 1999, and no long-term debt. $1.9 million of cash was provided by operations. $2.1 million of cash was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation, $5.8 million was provided by decreases in accounts receivable and inventories and $0.8 was provided by increases in income taxes payable and other liabilities. $5.7 million of cash was used to pay down accounts payable, notes payable to suppliers and accrued expenses. $1.0 million was used to pay the Hamma litigation installment and $0.9 million to purchase treasury stock. Exchange rate changes caused an increase of $1.5 million in cash. GJ has informal credit facilities with a Japanese bank . There were no borrowings under this facility at December 31, 1999. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 1999, there were no material commitments for capital expenditures.

A lawsuit remains pending by R. Clark DuBois, a former employee, in which fraud is claimed in connection with the acquisition by Gradco of a release from Mr. DuBois of his royalty agreement. In this case, with Gradco's consent, the liability and damages phases have been consolidated. The facts in the DuBois case differ from those in the Hamma case (a related case that was settled in December 1998) in many significant respects. Motions for summary judgment filed in the DuBois case were denied on October 28, 1999. The Court entered a scheduling order calling for an early year 2000 trial. The DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.
























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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  February 10, 2000    HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -16-