Form 10-K
period 2000-03-31
GRADCO SYSTEMS INC
filed 2000-06-27
CIK 719597

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
        Title of each class                           on which registered
          --------------                              -------------------
               None                                          None
------------------------------------        ------------------------------------

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

                      Yes  X      No
                          ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 15, 2000) was $10,763,774.

The number of outstanding shares of each class of the Registrant's common stock outstanding at June 15, 2000 was: common stock, no par value--7,175,849 shares.

                                     PART I

Item 1.  BUSINESS

         Gradco Systems, Inc. ("Gradco", the "Company" or the "Registrant") was originally incorporated in California on November 9, 1978. As previously reported in the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992, the Registrant changed its state of incorporation to Nevada through a merger which became effective April 3, 1992. The Registrant's principal office is located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada and its telephone number is (702) 892-3714.

         (a) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products for the office automation market. Information relating to revenues, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 2000, 1999 and 1998 is set forth in response to Item 8 below.

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

         Due to the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. In addition, GJ has formed a new 90% owned subsidiary, Gradco Technology Ltd. ("GTL") which will engage in a variety of diversified businesses. As of March 1, 2000 it began the distribution of Dippin' Dots ice cream in Japan. It is exploring and developing other technical and non-technical business opportunities.

BUSINESS OF GJ

         GENERAL

         GJ designs, develops, produces (through contract manufacturers) and markets on a worldwide basis, intelligent paper handling devices for analog copiers, computer controlled digital copiers and printers. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience copier market, and supplies feeders, mailboxing sorters, stackers and finishers (devices which staple and punch sets of sheets) for the computer controlled digital copier and printer market. GJ customizes its products for inclusion in the copiers and printers of OEMs. Sorter products presently constitute GJ's principal source of revenues. GJ's revenues also include revenues from feeders, stackers, finishers and mailboxing sorters for computer controlled digital copiers and printers, engineering and development activities for certain OEMs and selected technology, licenses and agreements with OEMs.

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

         DIVERSIFIED ACTIVITIES

         GJ has also formed a 90% owned subsidiary, Gradco Technology Ltd., to engage in diversified activities principally not involving paper handling devices.

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

         In fiscal 2000, Xerox, Panasonic and Xerox Ltd. accounted for 33%, 14% and 10%, respectively, of the Registrant's consolidated revenues. In fiscal 1999, Xerox, Xerox Ltd., Panasonic and Mita accounted for 30%, 16%, 11% and 11%, respectively, of the Registrant's consolidated revenues. In fiscal 1998, Xerox and Xerox Ltd. accounted for 26% and 20%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

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

         These agreements generated recurring royalty revenues of approximately $1,153,000 during the fiscal year ended March 31, 2000, $2,213,000 during the fiscal year ended March 31, 1999 and $2,771,000 during the fiscal year ended March 31, 1998. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMs, and, overall, are expected to result in better market penetration of GJ technology. However, the licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to nonaffiliates.

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

         Agreements with the manufacturers for finished products provide for quality control and inspection by GJ and its customers. GJ seeks to control product quality in a variety of ways. It emphasizes initial inspection and testing of components. Each of GJ's product lines has a high commonality of parts, enabling GJ to effect certain economies of scale. Raw materials for GJ's products are available from a number of sources to permit timely shipment of orders. Microprocessor programming and electronic assemblies are generally proprietary but certain OEMs may specify electronics. Tooling for most common parts is owned by GJ or its contract manufacturers, while a number of OEMs own tooling for parts unique to models customized for their products.

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

         Engineering services performed by Venture are principally related to paper-handling products, semiconductor processing equipment, food handling equipment and medical devices, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, specialized printing and support, microBGA handling, dispersal and application of food ingredients and singulation, control and assembly of medical implants. Services are also performed for other applications such as manufacturing robotics and test and process control equipment. Services are typically billed on a fixed price basis, although time and material and royalty projects are also utilized. Venture completed a development project in February 1992 which provided a royalty stream through calendar 1998. This project generated royalty revenues of approximately $87,000 in fiscal 1999 and $305,000 in fiscal 1998.

         Manufacturing services principally include fabrication, assembly and testing of complex electro-mechanical assemblies for customers in such diverse fields as computer/printer equipment, semiconductor processing, medical equipment and currency handling equipment. A concerted effort is made to obtain customers for manufacturing services that have or will utilize Venture's engineering services.

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

COSTS AND REVENUES OF DEVELOPMENT ENGINEERING SERVICES

         In 2000, 1999 and 1998 the Registrant, on a consolidated basis, spent approximately $2,742,000, $3,011,000 and $4,191,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $1,401,000, $1,178,000 and $1,914,000, in fiscal 2000, 1999 and 1998, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $1,162,000, $895,000 and $1,421,000, in fiscal 2000, 1999 and 1998, respectively.

BACKLOG

         Registrant's order backlog at March 31, 2000 from consolidated operations was estimated at approximately $13.6 million, and was estimated at approximately $14.3 million at March 31, 1999. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed for by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

EMPLOYEES

         As of June 15, 2000, Gradco and its subsidiaries employed 125 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

         (c) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

         $32,228,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 2000 were attributed to the United States and $19,046,000 were attributed to foreign countries ($19,004,000 to Japan). $51,062,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 1999 were attributed to the United States and $30,755,000 were attributed to foreign countries ($30,654,000 to Japan). $77,771,000 of the Registrant's consolidated revenues for the fiscal year ended March 31, 1998 were attributed to the United States and $43,228,000 were attributed to foreign countries (all to Japan). The Registrant attributes its revenues to countries based on the location of the subsidiary's office generating the sale. In its foreign sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

         The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency gains and losses associated with some sales transactions. The Registrant had currency losses of $487,000 and $482,000 in fiscal years 2000 and 1999, respectively, caused by the weakening of the dollar versus the yen during each of those years. The Registrant had a currency gain of $1,098,000 in fiscal year 1998 caused by the strengthening of the dollar versus the yen during that year.

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

Item 3.  LEGAL PROCEEDINGS.

         DUBOIS V. GRADCO SYSTEMS, INC. ET AL.

         Gradco and its (now former) president, Keith Stewart, were sued in August 1989 in the United States District Court in Bridgeport, Connecticut by R. Clark DuBois ("DuBois"), a former employee of the Registrant. The complaint primarily alleges misrepresentation and fraudulent concealment by the Registrant and Mr. Stewart in connection with an agreement entered into in March 1983 which terminated and released the Registrant from royalty obligations under a royalty agreement entered into effective as of August 1979. Under this agreement DuBois assigned to the Registrant his co-inventor's interest in patent rights for improvements in certain products of the Registrant. The complaint, which has been amended a number of times, seeks unspecified damages, and other relief. The case has not yet been scheduled for trial.

         The DuBois suit will be tried as to liability and damages together. There are major differences between the DuBois case and the case of Hamma v. Gradco Systems, Inc., an earlier suit by DuBois' co-inventor. That suit was settled, after an adverse jury verdict on liability, for $5,000,000 and warrants to purchase 250,000 shares of Gradco Systems, Inc. common stock at $4.00 per share. These differences favor the Company's position. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Although the DuBois case will be tried before a jury so that there are substantial elements of uncertainty, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.

         BANKRUPTCY OF MITA INDUSTRIAL CO., LTD.

         In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company established an allowance for the full amount of Mita's indebtedness (in yen) to Gradco as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. On an after-tax basis, this charge amounted to $2,803,000, or $.35 per share. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. These payments to the Company will total $1,306,000 based on the value of the yen at March 31, 2000, since the yen has strengthened against the dollar since the bankruptcy filing. The Company recorded a non-current receivable and a pre-tax credit to income in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

         (a) MARKET INFORMATION.

         Gradco common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 1998 to March 31, 2000.

QUARTER ENDED                                  HIGH          LOW
June 30, 1998...............................  $ 7.63       $ 5.19
September 30, 1998..........................  $ 7.44       $ 1.75
December 31, 1998...........................  $ 4.00       $ 1.44
March 31, 1999..............................  $ 3.13       $ 1.31
June 30, 1999...............................  $ 3.38       $ 1.63
September 30, 1999..........................  $ 2.69       $ 0.94
December 31, 1999...........................  $ 2.19       $ 1.00
March 31, 2000..............................  $ 2.63       $ 1.06


         (b) HOLDERS.

         The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 15, 2000 is 671.

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

                                                                  Years Ended March 31,
                                             -------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                             ---------    ---------    ---------    ---------    ---------
                                                           (In thousands, except per share amounts)
Statement of income data:
Operating revenues: ......................   $  51,274    $  81,817    $ 120,999    $ 100,887    $ 100,596
                                             ---------    ---------    ---------    ---------    ---------

Costs and expenses:
    Cost of sales ........................      36,715       62,362       95,019       79,271       77,497
    Other operating expenses .............      13,244       13,753       14,274       14,770       15,785
    Interest income, net .................        (394)        (262)        (160)        (183)        (226)
    Investment (gains) losses ............        --           --           --           --            (53)
    Provision for doubtful Mita receivable        (935)       5,543         --           --           --
    Hamma litigation settlement ..........        --          5,000         --           --           --
                                             ---------    ---------    ---------    ---------    ---------
                                                48,630       86,396      109,133       93,858       93,003
                                             ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes and
    minority interest ....................       2,644       (4,579)      11,866        7,029        7,593
Income taxes .............................       1,182       (2,317)       4,378        2,983        2,748
Minority interest ........................         (18)         (72)       1,102        1,194        1,585
                                             ---------    ---------    ---------    ---------    ---------
        Net earnings (loss) ..............   $   1,480    $  (2,190)   $   6,386    $   2,852    $   3,260
                                             =========    =========    =========    =========    =========

Basic earnings (loss) per common share ...   $     .19    $    (.28)   $     .82    $     .36    $     .42
                                             =========    =========    =========    =========    =========

Average shares outstanding, basic EPS ....       7,609        7,897        7,809        7,799        7,796
                                             =========    =========    =========    =========    =========

Diluted earnings (loss) per common share .   $     .19    $    (.28)   $     .79    $     .36    $     .42
                                             =========    =========    =========    =========    =========

Average shares outstanding, diluted EPS ..       7,616        7,897        8,051        7,832        7,813
                                             =========    =========    =========    =========    =========

Balance sheet data:
    Working capital ......................   $  18,044    $  15,388    $  17,240    $  19,418    $  18,979
    Total assets .........................      39,571       43,902       48,471       58,086       58,015
    Long-term debt .......................        --           --              2           15           25
    Shareholders' equity .................      23,467       21,030       21,473       15,339       16,201

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

REVENUES

         Revenues for the fiscal year ended March 31, 2000 decreased by $30,543,000 (37.3%) from the prior year primarily due to a decrease of $29,663,000 (37.7%) in net sales, from $78,622,000 to $48,959,000. Unit sales in the office automation market decreased by 50% and Venture's sales decreased 14%. A stronger yen, which increased by 12% against the dollar during the year, caused an increase of $3.1 million in revenue when yen denominated sales were translated into dollars. Revenue from development engineering services increased by $267,000 from increased business at Venture and royalties decreased by $1,147,000.

         Due to the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. GTL, GJ's new 90% owned subsidiary, will also engage in a variety of diversified businesses. As of March 1, 2000 it began the distribution of Dippin' Dots ice cream in Japan. It is exploring and developing other technical and non-technical business opportunities.

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

COSTS AND EXPENSES

         Gross margin on net sales was 25.0%, 20.7% and 18.4% in fiscal 2000, 1999 and 1998, respectively. The increase in the 1999 fiscal year is primarily due to a change in product mix toward higher margin units in the copier and printer business, but was tempered by a decrease in margins in Venture's contract manufacturing business from prior year levels. The increase in the 2000 fiscal year is primarily from unit price increases resulting from lower volumes coupled with an increase in margins in Venture's contract manufacturing business.

         Research and development expenses ("R&D") in fiscal 2000 totaled $2,742,000 (5.3% of revenues), compared to $3,011,000 (3.7% of revenues) in fiscal 1999 and $4,191,000 (3.5% of revenues) in fiscal 1998. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, were $1,401,000, $1,178,000 and $1,914,000. Both the decrease from fiscal 1998 to 1999 and the increase from fiscal 1999 to 2000 were attributable to Venture. R&D expenses incurred on behalf of OEM customers and internal R&D expenses were $1,341,000, $1,833,000 and $2,277,000 for the same periods.

         Selling, general and administrative expenses ("SG&A") decreased by $240,000 (2.2%) in fiscal 2000 from the prior year. Although there was a one-time charge of $693,000 included in SG&A attributable to the termination of the GJ retirement plan (see Note 7 of "Notes to Consolidated Financial Statements" set forth in Item 8 below), this was more than offset by a reduction of $250,000 in patent amortization costs and lower personnel costs at each of the Registrant's significant subsidiaries. SG&A increased by $659,000 (6.5%) in fiscal 1999 from the prior year. There was a foreign currency loss of $482,000 included in SG&A in fiscal 1999 compared to a gain of $1,098,000 in the prior year which accounted for a net increase of $1,580,000. This increase was reduced by a favorable translation of SG&A at GJ caused by the weaker yen during the year in the amount of approximately $300,000 and a decrease in amortization expense of $624,000. In fiscal 1999, in addition to the normal SG&A expenses, the Registrant took a $5,000,000 charge for the settlement of the Hamma litigation and a $5,543,000 charge due to the bankruptcy petition filed by Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers. On an after-tax basis, these charges amounted to $6,103,000, or $.77 per share, in fiscal 1999. In fiscal 2000, Mita's reorganization plan was approved by the bankruptcy court and Mita was directed to repay 18% of the unsecured creditors' debt over a period of 10 years. The Registrant recorded a pre-tax credit to income in the amount of $935,000 in the third quarter, representing the present value of the non-interest bearing payments to be received.

PRE-TAX EARNINGS, INCOME TAXES AND MINORITY INTEREST

         As a result of the above factors, earnings (loss) before income taxes and minority interest were $2,644,000, ($4,579,000) and $11,866,000 in fiscal 2000, 1999 and 1998, respectively. The tax provisions (benefit) of $1,182,000, ($2,317,000) and $4,378,000 in fiscal 1999, 1998 and 1997, respectively, primarily comprise foreign taxes on the earnings (loss) of GJ and federal and state taxes on the earnings of GU. The Registrant's consolidated effective tax rate decreased in fiscal 2000 as domestic income, taxed at a lower rate, represented a greater share of total pre-tax earnings and a portion of the domestic income was sheltered from federal taxes. The tax rate increased in fiscal 1999 from the prior year as domestic income was sheltered from federal taxes while deferred foreign tax benefits were provided on the foreign losses. For further discussion regarding the tax provisions, see Note 5 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased by $2,656,000 at March 31, 2000, to $18,044,000, from the prior year-end amount, primarily from income from operations and favorable currency translation adjustments. Working capital was $15,388,000 at March 31, 1999, a decrease of $1,852,000 from March 31, 1998, primarily as a result of the loss incurred in operations.

         Net cash of $0.7 million was used in operations in fiscal 2000 as compared to net cash of $4.3 million and $3.4 million being provided by operations in fiscal 1999 and 1998, respectively. Net earnings before non-cash charges for depreciation, amortization, deferred taxes, provision for losses on accounts receivable, stock-based compensation and minority interest provided $2.7 million in 2000, up from $1.8 million in 1999, but was offset by $1.0 million used for the Hamma litigation installment. A decrease in accounts receivable provided $4.3 million in 2000 compared to $6.8 million in 1999. Changes in accounts payable, notes payable to suppliers and income taxes payable in 2000 used $6.3 million , but in 1999 changes to these accounts used $7.7 million. Also, changes in other asset and liability accounts in 2000 used $0.5 million, but in 1999 changes to these accounts provided $3.4 million.

         The increase in 1999 from 1998 was due to a decrease in accounts receivable which provided $6.8 million in cash as compared to an increase in accounts receivable in 1998 which accounted for a use of $7.6 million. Net earnings before non-cash charges for depreciation, amortization, deferred taxes, provision for losses on accounts receivable, stock-based compensation and minority interest provided $1.8 million in 1999, down from $9.2 million in 1998. Changes in accounts payable, notes payable to suppliers and income taxes payable in 1999 used $7.7 million, but in 1998 changes to these accounts used only $0.1 million. Also, changes in other asset and liability accounts in 1999 provided $3.4 million, but in 1998 changes to these accounts provided $1.9 million.

         Net cash used in investing activities of $0.1 million, $0.2 million and $0.3 million in fiscal 2000, 1999 and 1998, respectively, was for acquisition of property and equipment and in fiscal 2000 $0.2 million was used to purchase a license to sell Dippin' Dots ice cream in Japan. In fiscal 1999, $2.0 million was used to purchase certificates of deposit, $1.0 million of which was redeemed in fiscal 2000. In fiscal 1998, $12.7 million was used to repurchase GJ shares, decreasing the minority interest ownership of GJ from 41.4% to 2.7%.

         Net cash used in financing activities was $1.3 million in fiscal 2000 representing the purchase of 687,075 shares of treasury stock. Net cash provided by financing activities was $0.1 million and $0.2 million in fiscal 1999 and 1998, respectively, primarily from the exercise of stock options.

         Exchange rate changes associated with a stronger yen caused increases of $1.1 million and $1.6 million in cash in fiscal 2000 and 1999, respectively, and a decrease of $0.2 million in cash was caused by a weakening yen in fiscal 1998.

         At March 31, 2000, the Registrant had $12.2 million in cash and no long-term debt. The Registrant's Japanese subsidiary has informal credit facilities with a Japanese bank. There were no borrowings at March 31, 2000. The Registrant believes that its cash and credit facilities are adequate for its short and long-term needs. The Registrant does not have any material commitments for capital expenditures.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Response to this Item is contained in Item 14(a).

Item 9.  DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present.(1) Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stockholders of the Registrant, which is expected to be held in September 2000.

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

Bernard Bressler                  Secretary, Treasurer and Director

Robert J. Stillwell               Director

Thomas J. Burger                  Director

Masakazu (Mark) Takeuchi          Director of Registrant; President and
                                  Director of GJ*

Akira (Tony) Shinomiya            Chief Financial Officer and Director of GJ*
----------
*Term expires at ordinary general shareholders meeting of GJ for fiscal 2000, to be held in June 2000. Messrs. Takeuchi and Shinomiya are expected to be elected for an additional two year term at that time.

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

Name                        Business Experience
----                        -------------------
Martin E. Tash,             Mr. Tash has been Chairman of the Board and Chief
age 59                      Executive Officer of the Registrant since October
                            1990, and President of the Registrant since October
                            1991. Until June 1998 Mr. Tash was also Chairman of the Board and President of Plenum Publishing
                            Corporation , a position he had held since July
                            1977. After the sale of Plenum to a third party, Mr.
                            Tash resigned.

Harland L. Mischler,        Mr. Mischler has been Chief Financial Officer and a
age 68                      director of the Registrant since October 1990, and
                            Executive Vice President of the Registrant since
                            October 1991. Mr. Mischler is a certified public accountant. Mr. Mischler served as Vice President,
                            Controller and Treasurer of Hobart Corporation from
                            1966 to 1981. From 1981 to 1984 he was Vice
                            President of Finance of Bausch & Lomb, Inc. At that time he purchased, with another, Applied Research
                            Laboratories, Inc., an analytical instrument company, in a leveraged buyout from Bausch & Lomb.
                            After such company was sold profitably in 1987, Mr.
                            Mischler founded HLM Capital Resources, Inc., a private investment and holding company of which he is President and Chairman.

Bernard Bressler,           Mr. Bressler has been Secretary and a director of
age 72                      the Registrant since October 1990 and Treasurer of
                            the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. Mr. Bressler was also a director of Plenum Publishing Corporation until its sale.

Robert J. Stillwell,        Mr. Stillwell has been a director of the Registrant
age 64                      since October 1991. Mr. Stillwell owns and operates
                            the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 20 years ago, and he owns and operates
                            Nationwide Property Management, which handles diverse real estate investments in which he is involved.

Thomas J. Burger,           Mr. Burger has been a director of the Registrant
age 53                      since October 1993. He is Associate Senior Vice
                            President of NEC America, Inc. (a position he has held since July 1993), and is responsible for the sale and marketing of its business telephone systems throughout the United States. Prior thereto, he was President and a director of two wholly-owned subsidiaries of NEC America Inc., which conducted the sales, installation and maintenance of NEC communication systems and networks throughout the Central, South and Western United States. From
                            August 1988 to December 1989 Mr. Burger was
                            President and a director of Marcom Communications
                            Inc. After he reorganized its telecommunication subsidiary, the subsidiary was sold to NEC America and he became an employee of NEC. In July 1987 Mr.
                            Burger founded Astra Services Inc., a computer company providing various software development services to the communications industry. Astra
                            Services was sold profitably in 1992. From 1973 to 1987 Mr. Burger was employed in various capacities by Telecom Plus International Inc., one of the major independent interconnect companies in the U.S. He became President in 1980, a position he held until May 1987 when the company was sold to Siemens
                            Communications.

Masakazu (Mark)             Mr. Takeuchi has been a director of the Registrant
Takeuchi, age 63            since September 1997. He has been President and
                            Chief Executive Officer of GJ since 1989 and a director of GJ since 1988. He is also President and a director of GU. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990, and a director of the Registrant from March 1990 until October 1990. Mr. Takeuchi was also Chairman of GJ from August 1988 until December 1988. Previously, from 1961, Mr. Takeuchi was employed by C. Itoh &
                            Co. Ltd. in various positions.

Akira (Tony)                Mr. Shinomiya has been Chief Financial Officer and a
Shinomiya, age 57           director of GJ since January 1989. From 1987 to
                            1988, he served as deputy General Manager of C. Itoh
                            Electronics Corp. and from September 1985 through
                            1986 he was Section Manager of the Electronics
                            Division of C. Itoh & Co. Ltd. From 1975 to 1985 he was Vice President of C. Itoh Electronics Inc. in
                            Los Angeles, California.

Item 11.  EXECUTIVE COMPENSATION.

         (a) SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 15, 2000 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 2000, 1999 and 1998: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 2000 required to be disclosed below exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                            Securities
Name and                                            Salary and              Underlying
Principal Position                   Year       Bonus ($)(1)(2)             Options(3)
------------------                   ----       ---------------             ----------
Martin E. Tash                       2000            125,000                   ---
Chairman of the Board,               1999            125,000                   ---
President and Chief                  1998            125,000                  100,000
Executive Officer

Masakazu (Mark) Takeuchi             2000            307,125                   ---
President,                           1999            267,419                   ---
Gradco (Japan) Ltd.                  1998            263,388                   60,000

Akira (Tony) Shinomiya               2000            271,024                   ---
Chief Financial Officer              1999            235,986                   ---
Gradco (Japan) Ltd.                  1998            232,358                   40,000

---------------
(1) With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2) With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of GJ. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen, there was a 5.8% increase in compensation from 1998 to 1999 and no increase from 1999 to 2000.

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

         The 1997 Plan is administered by the Registrant's Board of Directors. Subject to limitations contained in the 1997 Plan, the Board determines the optionees, option prices, number of shares subject to such options, the duration of each option, the dates of grant (no options may be granted after September 11, 2007), and the schedule for exercise of each option. The options are not transferable. Currently, options for 237,000 shares are outstanding under the 1997 Plan. 136,250 shares are available for issuance under the 1997 Plan.

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

         The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 2000 together with the value of such options as of March 31, 2000.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

                              Number of Securities               Value of Unexercised
                                   Unexercised                   In-the-Money Options
                               at Fiscal Year-End                 at Fiscal Year-End
                                  Exercisable/                       Exercisable/
Name                              Unexercisable                    Unexercisable ($)
----                              -------------                    -----------------
Martin E. Tash                  125,000 / 25,000                         None

Masakazu (Mark)                  63,000 / 15,000                         None
Takeuchi(1)

Akira (Tony)                     36,000 / 10,000                         None
Shinomiya(1)

---------------
(1) Messrs. Takeuchi and Shinomiya are executive officers of Gradco (Japan) Ltd. See note 1 in Item 10(a).

         (c) RETIREMENT PLAN (GJ).

         In June 1994, GJ adopted a retirement plan providing that, subject to approval by GJ's shareholders at the time of proposed payment, a retirement allowance be paid by GJ to a member of GJ management who retires after his term of office or by reason of reaching his mandatory retirement age. The amount of the retirement allowance is determined by a formula multiplying (1) the monthly salary at the time of retirement, by (2) the number of years served, by (3) a factor which varies depending upon the office held by the eligible individual. Each of Messrs. Takeuchi and Shinomiya was eligible for payments under this Plan upon his retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit at year end. The loans, which will bear interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. Mr. Takeuchi's vested benefit is (Y)103,000,000 ($970,000) and Mr. Shinomiya's benefit is (Y)85,000,000 ($801,000).

         (d) COMPENSATION OF DIRECTORS.

         Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 2000 fiscal year.

         Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 2000. This amount is included in the SUMMARY COMPENSATION TABLE in Item 11(a) above.

         HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 2000.

         All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 1997 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 2000. As of that date, Mr. Mischler held options for 46,000 shares and Messrs. Stillwell and Burger each held options for 7,500 shares, all of which were issued under the 1988 Plan.

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

         (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 2000, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E.
Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 15, 2000 based on 7,175,849 shares of Common Stock, no par value, outstanding as of such date.

                                                               Amount and Nature
                               Name and Address of               of Beneficial                Percentage
Title of Class                   Beneficial Owner                  Ownership                   of Class
--------------        -------------------------------          -----------------              ----------
Common Stock,         Dimensional Fund Advisors, Inc.              631,674(1)                   8.8%
no par value          1299 Ocean Avenue
                      11th Floor
                      Santa Monica, CA 90401

---------------
(1) As set forth in Schedule 13G, dated February 11, 2000, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 631,674 shares as of December 31, 1999, all of which shares are held on behalf of advisory clients of Dimensional, a registered open-end management investment company. Dimensional disclaims beneficial ownership of all such shares.

         (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (7 persons), as of June 15, 2000.

                                                                Amount and Nature
                                                                   of Beneficial              Percentage
Title of Class                 Beneficial Owner                      Ownership               of Class (1)
--------------             -----------------------            -----------------------        ------------
Common Stock,              Martin E. Tash                          371,548 (2)                  5.1%
no par value
                           Harland L. Mischler                     115,000 (3)                  1.6%

                           Bernard Bressler                         33,786 (4)                     *

                           Robert J. Stillwell                      24,600 (5)                     *

                           Thomas J. Burger                          7,500 (6)                     *

                           Masakazu (Mark) Takeuchi                 63,000 (7)                     *

                           Akira (Tony) Shinomiya                   36,000 (7)                     *

                           All Executive Officers                  651,434 (8)                  8.7%
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

(2) Includes 162,743 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 60,000 shares owned by Mr. Tash jointly with his wife and 23,805 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 125,000 shares of the Registrant's stock.

(3) Includes 52,000 shares owned directly by HLM Capital Resources, Inc., a private investment and holding corporation, of which Mr. Mischler is President, Chairman and major shareholder, and 17,000 shares owned directly by Mr. Mischler. Also includes currently exercisable options granted to Mr. Mischler to purchase 46,000 shares of the Registrant's stock.

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

(7) See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options.

(8) The number of shares and percentage owned includes 285,000 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         On November 30, 1999 Martin Tash filed a Rule 144 Report and sold 31,000 shares of common stock pursuant thereto. He neglected to file a timely Form 4 reflecting such sale. Such report was filed June 19, 2000 and the table under Item 12(b) reflects such sale.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 2000 fiscal year, the Registrant paid legal fees of $106,989 to such firm.

         During fiscal year 2000, Messrs. Takeuchi and Shinomiya each obtained 5% of GTL on its formation, the remaining 90% is owned by GJ.

         Pursuant to an agreement reached September 30, 1999 relating to the termination of future contributions by GJ to a retirement plan, Mr. Takeuchi borrowed $772,000 from GJ and Mr. Shinomiya borrowed $641,000 at nominal interest, repayable upon their retirement and secured by their vested retirement benefits as described in Item 11(c) above.

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



Dated:  June 27, 2000
                                       GRADCO SYSTEMS, INC.



                                       By:  /s/ Martin E. Tash
                                            Martin E. Tash
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                          Date
              ---------                               -----                          ----
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer (Principal
/s/ Martin E. Tash                          Executive Officer)                  June 27, 2000
------------------------------------
Martin E. Tash

                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)
/s/ Harland L. Mischler                     and Director                        June 27, 2000
------------------------------------
Harland L. Mischler



/s/ Bernard Bressler                        Secretary, Treasurer and            June 27, 2000
------------------------------------
Bernard Bressler                            Director



/s/ Robert J. Stillwell                     Director                            June 27, 2000
------------------------------------
Robert J. Stillwell



/s/ Thomas J. Burger                        Director                            June 27, 2000
------------------------------------
Thomas J. Burger



/s/ Mark Takeuchi                           Director                            June 27, 2000
------------------------------------
Mark Takeuchi

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) AND (2)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                       FINANCIAL STATEMENTS AND SCHEDULES

                            YEAR ENDED MARCH 31, 2000

                              GRADCO SYSTEMS, INC.

                                LAS VEGAS, NEVADA

FORM 10-K--ITEM 14(a)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



(1) Financial Statements:

         Report of Independent Accountants...................................S-2
         Consolidated Balance Sheets--
              March 31, 2000 and 1999........................................S-3
         Consolidated Statements of Income--Years Ended
              March 31, 2000, 1999 and 1998..................................S-4
         Consolidated Statements of Shareholders' Equity--
              Years Ended March 31, 2000, 1999 and 1998......................S-5
         Consolidated Statements of Cash Flows--Years Ended
              March 31, 2000, 1999 and 1998..................................S-6
         Notes to Consolidated Financial Statements..................S-8 to S-18
                                                                       inclusive
(2) Financial Statement Schedules:

         II--Valuation and Qualifying Accounts..............................S-19

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gradco Systems, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page S-1 present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP
Costa Mesa, California
June 13, 2000

                              GRADCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    March 31,
                                                                               --------------------
                                                                                 2000        1999
                                                                               --------    --------
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 12,208    $ 12,423
     Short-term investments                                                       1,000       1,000
     Accounts receivable, less allowance for
           doubtful accounts of $88 and $6,508                                   13,766      17,389
     Inventories                                                                  1,739       1,368
     Deferred income taxes                                                        1,436       1,310
     Other current assets                                                           369         612
                                                                               --------    --------
          Total current assets                                                   30,518      34,102
Property and equipment, net                                                         723         855
Excess of cost over acquired net assets, net
     of accumulated amortization of $581 and $538                                 1,148       1,191
Deferred income taxes                                                             3,104       3,766
Other assets                                                                      4,078       3,988
                                                                               --------    --------
                                                                               $ 39,571    $ 43,902
                                                                               ========    ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $  5,672    $  6,543
     Notes payable to suppliers                                                   4,426       9,281
     Accrued expenses                                                             1,928       2,754
     Income taxes payable                                                           448         133
     Current installments of long-term debt                                        --             3
                                                                               --------    --------
          Total current liabilities                                              12,474      18,714
Non-current liabilities                                                           2,157       2,330
Excess of fair value of net assets acquired over cost,
     net of accumulated amortization of $1,000 and $600                             800       1,200
Minority interest                                                                   673         628
Commitments and contingencies (Note 8)

Shareholders' equity:
     Preferred stock, no par value; authorized
          7,500,000 shares, none issued
     Common stock, no par value; authorized 30,000,000
          shares, issued 7,913,434 and 7,910,934                                 46,164      45,829
     Accumulated deficit                                                        (24,682)    (26,162)
     Accumulated other comprehensive income                                       3,240       1,363
     Less cost of common stock in treasury, 687,075 shares                       (1,255)       --
                                                                               --------    --------
          Total shareholders' equity                                             23,467      21,030
                                                                               --------    --------
                                                                               $ 39,571    $ 43,902
                                                                               ========    ========


          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                          For the years ended March 31,
                                                       -----------------------------------
                                                          2000         1999         1998
                                                       ---------    ---------    ---------
Revenues:
Net sales                                              $  48,959    $  78,622    $ 116,502
Development engineering services                           1,162          895        1,421
Licenses and royalties                                     1,153        2,300        3,076
                                                       ---------    ---------    ---------
                                                          51,274       81,817      120,999
                                                       ---------    ---------    ---------
Costs and expenses:

Cost of sales                                             36,715       62,362       95,019
Research and development                                   2,742        3,011        4,191
Selling, general and administrative                       10,502       10,742       10,083
Provision for (recovery of) doubtful Mita receivable        (935)       5,543         --
Hamma litigation settlement                                 --          5,000         --
                                                       ---------    ---------    ---------
                                                          49,024       86,658      109,293
                                                       ---------    ---------    ---------
Income (loss) from operations                              2,250       (4,841)      11,706

Interest expense                                              (1)          (4)         (12)
Interest income                                              395          266          172
                                                       ---------    ---------    ---------
Earnings (loss) before income taxes
     and minority interest                                 2,644       (4,579)      11,866
Income tax expense (benefit)                               1,182       (2,317)       4,378
Minority interest                                            (18)         (72)       1,102
                                                       ---------    ---------    ---------
     Net earnings (loss)                               $   1,480    $  (2,190)   $   6,386
                                                       =========    =========    =========

Basic earnings (loss) per common share                 $     .19    $    (.28)   $     .82
                                                       =========    =========    =========
Average shares outstanding, basic EPS                      7,609        7,897        7,809
                                                       =========    =========    =========
Diluted earnings (loss) per common share               $     .19    $    (.28)   $     .79
                                                       =========    =========    =========
Average shares outstanding, diluted EPS                    7,616        7,897        8,051
                                                       =========    =========    =========


          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                               Accumulated
                                                                               Other Com-
                                           Common Stock         Accumulated    prehensive     Treasury
                                        Shares        Amount      Deficit       Income         Stock         Total
                                      ----------    ----------   ----------    ----------    ----------    ----------
Balance at March 31, 1997              7,798,909    $   44,618   $  (30,358)   $    1,079                  $   15,339
Components of comprehensive income:
     Net earnings                           --           6,386         --            --                         6,386
     Translation adjustments                --            --           --            (959)                       (959)
                                                                                                           ----------
        Comprehensive income                                                                                    5,427
Issuance of shares in exchange
     for Ziyad shares                        689          --           --            --
Exercise of stock options                 55,000           180         --            --                           180
Stock-based compensation                    --             527         --            --                           527
                                      ----------    ----------   ----------    ----------                  ----------
Balance at March 31, 1998              7,854,598        45,325      (23,972)          120                      21,473
Components of comprehensive income:
     Net loss                               --            --         (2,190)         --                        (2,190)
     Translation adjustments                --            --           --           1,243                       1,243
                                                                                                           ----------
        Comprehensive income                                                                                     (947)
Issuance of shares in exchange
     for Ziyad shares                         86          --           --            --
Exercise of stock options                 56,250           158         --            --                           158
Stock-based compensation                    --             346         --            --                           346
                                      ----------    ----------   ----------    ----------                  ----------
Balance at March 31, 1999              7,910,934        45,829      (26,162)        1,363                      21,030
Components of comprehensive income:
     Net earnings                           --            --          1,480          --                         1,480
     Translation adjustments                --            --           --           1,877                       1,877
                                                                                                           ----------
        Comprehensive income                                                                                    3,357
Exercise of stock options                  2,500             5         --            --                             5
Stock-based compensation                    --             330         --            --                           330
Purchase of treasury stock                  --            --           --            --      $   (1,255)       (1,255)
                                      ----------    ----------   ----------    ----------    ----------    ----------
Balance at March 31, 2000              7,913,434    $   46,164   $  (24,682)   $    3,240    $   (1,255)   $   23,467
                                      ==========    ==========   ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              For the years ended March 31,
                                                                            --------------------------------
                                                                              2000        1999        1998
                                                                            --------    --------    --------
Cash flows from operating activities:
    Net earnings (loss)                                                     $  1,480    $ (2,190)   $  6,386
                                                                            --------    --------    --------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                          321         685       1,005
           Amortization                                                         (304)        182         806
           Deferred income taxes                                                 963      (2,959)       (684)
           Provision for losses on accounts receivable                           (36)      5,769          50
           Loss on sale of property and equipment                                  5          31          41
           Stock-based compensation                                              330         346         527
           Installment portion of Hamma litigation settlement                 (1,000)       --          --
           Minority interest                                                     (18)        (72)      1,102
           Decrease (increase) in accounts receivable                          4,335       6,769      (7,641)
           (Increase) decrease in inventory                                     (358)        248         124
           Decrease (increase) in prepaid assets                                 252        (390)        149
           (Increase) decrease in other assets                                  (196)        825       1,014
           Decrease in accounts payable                                       (1,153)     (4,010)       (183)
           Decrease in notes payable to suppliers                             (5,419)     (1,339)     (1,047)
           (Decrease) increase in accrued expenses                              (905)      1,520         435
           Increase (decrease) in income taxes payable                           315      (2,369)      1,162
           Increase in other liabilities                                         689       1,213         199
                                                                            --------    --------    --------
               Total adjustments                                              (2,179)      6,449      (2,941)
                                                                            --------    --------    --------
               Net cash (used in) provided by operations                        (699)      4,259       3,445
                                                                            --------    --------    --------
Cash flows from investing activities:
    Redemption (purchase) of investments                                       1,000      (2,000)       --
    Acquisition of property and equipment                                       (151)       (230)       (330)
    Proceeds from sale of property and equipment                                   5        --          --
    Acquisition of Dippin' Dots license                                         (172)       --          --
    Purchase of minority interest                                               --          --       (12,704)
                                                                            --------    --------    --------
        Net cash provided by (used in) investing activities                      682      (2,230)    (13,034)
                                                                            --------    --------    --------

                                                                              For the years ended March 31,
                                                                            --------------------------------
                                                                              2000        1999        1998
                                                                            --------    --------    --------
Cash flows from financing activities:
    Repayment of notes in excess of three months                                  (3)        (12)        (11)
    Proceeds from exercise of stock options                                        5         158         181
    Acquisition of treasury stock                                             (1,255)       --          --
                                                                            --------    --------    --------
        Net cash (used in) provided by financing activities                   (1,253)        146         170
                                                                            --------    --------    --------
Effect of exchange rate changes on cash                                        1,055       1,557        (225)
                                                                            --------    --------    --------
Net (decrease) increase in cash and cash equivalents                            (215)      3,732      (9,644)
Cash and cash equivalents at beginning of year                                12,423       8,691      18,335
                                                                            --------    --------    --------
Cash and cash equivalents at end of year                                    $ 12,208    $ 12,423    $  8,691
                                                                            ========    ========    ========


Supplemental Disclosures of Cash Flow Information:

    Cash paid (refunded) during the period for:
        Interest                                                            $      1    $      4    $     12
        Income taxes                                                             (96)      3,036       4,131


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

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to ten years. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

GOODWILL AND INTANGIBLES

         The excess of cost over acquired net assets ("goodwill") is being amortized over a period of forty years. Other intangible assets are amortized over the estimated periods to be benefited which is generally five years. Goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company records impairment to the extent that fair value (using future undiscounted cash flows) is less than the carrying value of the asset.

                              GRADCO SYSTEMS, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

         Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, were $1,258,000, $1,134,000 and $1,914,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, were $1,484,000, $1,877,000 and $2,277,000.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity. There were foreign currency losses of $487,000 and $482,000 included in selling, general and administrative expenses in fiscal years 2000 and 1999, respectively and a gain of $1,098,000 in fiscal year 1998.

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

                                                                  Fiscal Year
                                                    -------------------------------------
                                                     2000            1999           1998
                                                     ----            ----           ----
Average shares outstanding, basic EPS                7,609           7,897          7,809
Effect of dilutive securities:
      Stock options                                      7           --               242
                                                     -----           -----          -----
Average shares outstanding, diluted EPS              7,616           7,897          8,051
                                                     =====           =====          =====

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

         On September 30, 1997, GJ's U.S. subsidiary, Gradco (USA) Inc. ("GU"), was sold to Gradco Systems, Inc. No gain or loss was recognized in connection with this transaction. GU is included in the Company's consolidated U.S. federal tax returns subsequent to the acquisition date. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, a reduction in the Company's valuation allowance for its tax loss carryforwards in the amount of $1.8 million was recorded in conjunction with the acquisition based on an assessment of expected future results of operations. Because there were no material noncurrent assets of the acquired enterprise to reduce, a corresponding credit to "excess of fair value of assets acquired over cost" was recorded as required by SFAS 109 and is being amortized into income over four and one-half years, the same period over which the utilization of the tax loss carryforwards was estimated.

NOTE 3--MITA BANKRUPTCY

         In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company established an allowance for the full amount of Mita's indebtedness to Gradco as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. On an after-tax basis, this charge amounted to $2,803,000, or $.35 per share. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. These payments to the Company will total $1,306,000 based on the value of the yen at March 31, 2000, since the yen has strengthened against the dollar since the bankruptcy filing. The Company recorded a non-current receivable and a pre-tax credit to income in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate.

                              GRADCO SYSTEMS, INC.

NOTE 4--DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

                                                                  March 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (In Thousands)
Inventories are summarized as follows:
     Raw materials                                            $  874   $  142
     Work-in-process                                             343      372
     Finished goods                                              522      854
                                                              ------   ------
                                                              $1,739   $1,368
                                                              ======   ======
Property and equipment, at cost, are summarized as follows:

     Office, shop and automotive equipment                    $1,049   $1,217
     Computer equipment                                        1,017      967
     Leasehold improvements                                      190      132
     Tooling                                                   4,341    4,014
                                                              ------   ------
                                                               6,597    6,330
     Less:
         Accumulated depreciation and amortization             5,874    5,475
                                                              ------   ------
                                                              $  723   $  855
                                                              ======   ======
Other assets are summarized as follows:

     Deposits                                                 $1,250   $1,186
     Cash surrender value of life insurance                    1,066      968
     Mita receivable                                             917     --
     Investments                                                 680    1,653
     Distribution license for Dippin' Dots ice cream             143     --
     Intangible pension asset                                   --        145
     Other                                                        22       36
                                                              ------   ------
                                                              $4,078   $3,988
                                                              ======   ======
Non-current liabilities are summarized as follows:

     Accumulated benefit obligation                           $1,810   $1,154
     Hamma litigation settlement                                --      1,000
     Other                                                       347      176
                                                              ------   ------
                                                              $2,157   $2,330
                                                              ======   ======



NOTE 5--INCOME TAXES

         Income tax expense (benefit) consists of the following (in thousands):

                                                       Fiscal Year
                                             --------------------------------
                                              2000        1999         1998
                                             -------     -------      -------
         Current
             Foreign                         $    14     $   287      $ 4,251
             Federal                            --          --            453
             State                               205         355          358
         Deferred
             Foreign                             477      (2,586)      (1,185)
             Federal                             486        (373)         501
                                             -------     -------      -------
         Total                               $ 1,182     $(2,317)     $ 4,378
                                             =======     =======      =======

         The foreign provisions for all years primarily reflect GJ income taxed in Japan.

                              GRADCO SYSTEMS, INC.

NOTE 5--INCOME TAXES--(CONTINUED)

         Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:

                                                                                        Fiscal Year
                                                                        ----------------------------------------
                                                                          2000             1999            1998
                                                                          ----             ----            ----
         Tax provision (benefit) at U.S. statutory tax rate               35.0%           (35.0%)          35.0%
         State income taxes, less federal benefit                          5.0              7.7             2.1
         Foreign tax expense                                               6.5            (12.6)            7.9
         Recognition of deferred income, previously taxed                  --             (19.7)           (7.6)
         Stock-based compensation                                          4.4              5.0             0.6
         Change in valuation allowance                                    (6.0)             --              --
         Other                                                            (0.2)             4.0            (1.1)
                                                                        -------         -------          -------
                                                                          44.7%         (50.6%)            36.9%
                                                                        =======         =======          =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      March 31,
                                               ----------------------
                                                 2000          1999
                                               --------      --------
         Deferred tax assets
             Patent amortization               $    232      $  1,223
             Mita bad debt                          163         1,342
             Legal settlement                       340           680
             Local taxes                             59            57
             Retirement benefits                    804           424
             Other                                  177           206
             Tax loss carryforwards              12,111        10,820
             Valuation allowance                 (8,453)       (8,602)
                                               --------      --------
                                                  5,433         6,150
                                               --------      --------
         Deferred tax liabilities
             Intercompany loan revaluation          893           786
             Other                                 --             288
                                               --------      --------
                                                    893         1,074
                                               --------      --------
         Net deferred tax assets               $  4,540      $  5,076
                                               ========      ========

         At March 31, 2000, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $27,000,000 which will expire in 2001 through 2019 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiaries, Venture Engineering, Inc. ("Venture") and Gradco (USA) Inc. GJ and its subsidiary also have net operating loss carryforwards in the amount of 736,891,000 Yen ($6,942,000) which will expire in 2004 through 2005 if not utilized. At this time it is not deemed likely that all of these NOLs can be utilized and therefore a valuation allowance has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

         The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 2000, the Company's share of such undistributed foreign earnings totaled $17,000,000. Foreign withholding taxes of approximately $1,700,000 would be due upon remittance of these earnings.

                              GRADCO SYSTEMS, INC.

NOTE 6--TREASURY STOCK

         In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to two million common shares from time to time on the open market. The Company purchased 687,075 shares during the year at an aggregate cost of $1,255,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

NOTE 7--EMPLOYEE BENEFITS

         The Board of Directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") in September 1997. A maximum of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to the 1997 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The options are not intended to qualify as "Incentive Stock Options" within the meaning of Section 422(a) of the Internal Revenue Code of 1986, but are instead nonqualified options. Options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference is being recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Options for 20,000 shares were granted during fiscal year 1999 at a price equal to the fair market value at the date of grant. No options were granted in fiscal year 2000. Stock-based compensation expense of $330,000, $346,000 and $527,000 is included in selling, general and administrative expenses for the years ended March 31, 2000, 1999 and 1998, respectively.

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

         The following table summarizes stock option activity:

                                                                                      Weighted Average
                                                                Number                 Exercise Price
                                                                ------                ----------------
         Outstanding March 31, 1997                              335,410                   $ 4.04
         Granted                                                 312,000                     2.00
         Exercised                                               (55,000)                    3.29
         Expired                                                  (1,410)                    8.31
                                                               ---------

         Outstanding March 31, 1998                              591,000                     3.02
         Granted                                                  20,000                     2.44
         Exercised                                               (56,250)                    2.81
         Expired or cancelled                                    (95,750)                    3.79
                                                               ---------

         Outstanding March 31, 1999                              459,000                     2.86
         Exercised                                                (2,500)                    2.00
         Expired or cancelled                                    (10,000)                    2.00
                                                               ---------

         Outstanding March 31, 2000                              446,500                   $ 2.88
                                                               =========

                              GRADCO SYSTEMS, INC.

NOTE 7--EMPLOYEE BENEFITS--(CONTINUED)

         Of the options outstanding at March 31, 1998, 1999 and 2000, options to purchase 351,250, 323,500 and 376,250 shares, respectively, were exercisable at weighted average prices of $3.64, $3.19 and $3.03 per share, respectively.

         The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 2000:

                                 Options Outstanding                         Options Exercisable
                    --------------------------------------------        ---------------------------
                                      Weighted          Weighted                           Weighted
                                       Average           Average                            Average
   Range of           Number          Remaining         Exercise          Number           Exercise
Exercise Prices     Outstanding   Contractual Life        Price         Exercisable          Price
---------------------------------------------------------------------------------------------------
     $2.00           217,000             7.5              $2.00           161,750            $2.00
 2.38 to 3.38        135,000             2.7               2.91           120,000             2.97
     4.25             70,500             1.0               4.25            70,500             4.25
     6.75             24,000             0.3               6.75            24,000             6.75
                    --------                                             --------
                     446,500                                              376,250
                    ========                                             ========

         The Company's Japanese subsidiary had a retirement plan for its management which provided for a lump sum payment to be made to each eligible individual at his retirement date. The payment was based on a formula that factored in length of service, position held and salary at the time of retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit at year end. The loans, which will bear interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. The Company expensed the unamortized prior service cost during the third quarter of the current fiscal year. This special charge amounted to $693,000. The amount charged to expense, including the special charge, in fiscal years 2000, 1999 and 1998 was $957,000, $282,000 and $249,000,
respectively.

         The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of six months of service with the Company. As part of the plans, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal years 2000, 1999 and 1998, the Company contributed $60,000, $63,000 and $55,000, respectively, to the plans.

                              GRADCO SYSTEMS, INC.

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

         Future minimum lease payments at March 31, 2000, under non-cancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

                                2001            $   633,000
                                2002                621,000
                                2003                252,000
                                2004                172,000
                                2005                   --
                                Thereafter             --

         Rent expense was approximately $1,140,000, $1,087,000 and $1,109,000 for fiscal years 2000, 1999 and 1998, respectively.

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

         The DuBois suit will be tried as to liability and damages together. There are major differences between the DuBois and Hamma cases. These differences favor the Company's position. The Company is presently unable to determine the amount of damages which is likely to be awarded if DuBois is successful in his lawsuit. Motions for summary judgment filed in the Dubois case were denied in October 1999. The Court entered a scheduling order calling for a year 2000 trial. The DuBois case will be tried before a jury so that there are substantial elements of uncertainty. Nevertheless, the Company believes that the DuBois case will not have a material adverse effect on its consolidated financial position or liquidity.

                              GRADCO SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                           Paper      Engineering/               Intersegment
                                         Handling     Manufacturing              & Corporate
                                          Devices       Services     Corporate   Eliminations  Consolidated
FISCAL YEAR 2000
         Revenues                        $  44,029    $   7,245     $    --       $    --      $  51,274
         Interest income                       288           18            89          --            395
         Interest expense                        1         --            --            --              1
         Depreciation and amortization         239          135          (357)         --             17
         Income tax expense                    720          (28)          490          --          1,182
         Net earnings (loss)                 3,049         (373)         (596)         (600)       1,480
         Assets                             44,488        3,492         8,937       (17,346)      39,571


FISCAL YEAR 1999

         Revenues                        $  73,552    $   8,265     $    --       $    --      $  81,817
         Interest income                       246            9            49           (38)         266
         Interest expense                        2            1            39           (38)           4
         Depreciation and amortization       4,192          202          (357)       (3,170)         867
         Provision for doubtful
              Mita receivable                5,543         --            --            --          5,543
         Hamma litigation settlement          --           --           5,000          --          5,000
         Income tax expense (benefit)       (1,949)           2          (370)         --         (2,317)
         Net earnings (loss)                   617         (736)       (5,061)        2,990       (2,190)
         Assets                             46,104        3,470        10,432       (16,104)      43,902

FISCAL YEAR 1998

         Revenues                        $ 109,633    $  11,366     $    --       $    --      $ 120,999
         Interest income                       129           20            23          --            172
         Interest expense                       10            2          --            --             12
         Depreciation and amortization       4,616          199          (157)       (2,847)       1,811
         Income tax expense                  3,877           31           470          --          4,378
         Net earnings (loss)                 4,562          540        (1,223)        2,507        6,386
         Assets                             49,595        4,956         8,327       (14,407)      48,471

                              GRADCO SYSTEMS, INC.

NOTE 9--SEGMENT INFORMATION--(CONTINUED)

         Geographic data follows (in thousands):

                                                    United
                                                    States            Japan           Belgium          Consolidated
                                                    ------            -----           -------          ------------
FISCAL YEAR 2000

         Revenues                                  $  32,228         $ 19,004         $      42        $   51,274
         Long-lived assets                               342            4,457                 2             4,801


FISCAL YEAR 1999

         Revenues                                  $  51,062         $ 30,654         $     101        $   81,817
         Long-lived assets                             1,476            3,363                 4             4,843

FISCAL YEAR 1998

         Revenues                                  $  77,771         $ 43,228         $    --          $  120,999
         Long-lived assets                               634            4,079                 6             4,719


         The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

                                                             Fiscal Year
                                                 -----------------------------------
                                                 2000           1999            1998
                                                 ----           ----            ----
         Xerox                                   33%             30%             26%
         Xerox Ltd.                              10%             16%             20%
         Panasonic                               14%             11%             N/A
         Mita                                    N/A             11%             N/A


NOTE 10--INTERIM FINANCIAL RESULTS (UNAUDITED)

         The following table summarizes the unaudited quarterly results of operations for fiscal years 2000 and 1999.

                                                                         Quarter
                                                      --------------------------------------------
                                                      First       Second        Third       Fourth         Year
                                                      -----       ------        -----       ------         ----
                                                         (In thousands of dollars, except per share amounts)
FISCAL YEAR 2000
Net sales                                            $11,403      $12,465      $13,333      $11,758      $48,959
Gross margin                                           2,494        3,302        3,548        2,900       12,244
Earnings before income taxes                             328          502        1,146          668        2,644
Net earnings                                             159          378          600          343        1,480
Basic earnings per common share                      $   .02      $   .05      $   .08      $   .05      $   .19
Diluted earnings per common share                    $   .02      $   .05      $   .08      $   .05      $   .19

                              GRADCO SYSTEMS, INC.

NOTE 10-- INTERIM FINANCIAL RESULTS (UNAUDITED)--(CONTINUED)

FISCAL YEAR 1999
Net sales                                            $23,132      $19,366      $19,909      $16,215      $78,622
Gross margin                                           4,747        3,766        3,975        3,772       16,260
Earnings (loss) before income taxes                   (2,175)         879       (4,736)       1,453       (4,579)
Net earnings (loss)                                     (641)         647       (2,953)         757       (2,190)
Basic earnings (loss) per common share               $   (.08)    $   .08      $  (.37)     $   .10      $  (.28)
Diluted earnings (loss) per common share             $  (.08)     $   .08      $  (.37)     $   .10      $  (.28)


         Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts. For certain periods presented, the effect of the Company's common stock options and warrants are excluded from the diluted earnings per share calculations since inclusion of such items would be antidilutive for that period.

                                                                     SCHEDULE II


                              GRADCO SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                    For the three years ended March 31, 2000
                             (Amounts in thousands)

                                                                    Additions       Deductions
                                                  Balance at        Charged to      and Currency   Balance
                                                   Beginning        Costs and       Translation    at End
                                                   of Year          Expenses        Adjustments    of Year
                                                  ----------        ----------      ------------   -------
Valuation reserve deducted in the balance
     sheet from the asset to which it applies:

Year ended March 31, 2000:
     Accounts receivable                            $ 6,508         $   (28)         $ 6,392       $    88
     Deferred income taxes                          $ 8,602         $   131          $   280       $ 8,453

Year ended March 31, 1999:
     Accounts receivable                            $   108         $ 5,769          $  (631)      $ 6,508
     Deferred income taxes                          $ 8,167         $   441          $     6       $ 8,602

Year ended March 31, 1998:
     Accounts receivable                            $    59         $    50          $     1       $   108
     Deferred income taxes                          $ 9,450         $   717          $ 2,000       $ 8,167