Form 10-Q
period 2000-06-30
GRADCO SYSTEMS INC
filed 2000-08-11
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended June 30, 2000 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                           at June 30, 2000
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,160,111















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at June 30, 2000 and March 31, 2000                   3

     Consolidated Statements of Income
        for the Three Months Ended
        June 30, 2000 and June 30, 1999                       4

     Consolidated Statements of Cash Flows
        for the Three Months Ended
        June 30, 2000 and June 30, 1999                      5-6

     Notes to Unaudited Consolidated Financial Statements    7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11-12

     Quantitative and Qualitative Disclosures
        About Market Risk                                     13

Part II.  Other Information                                   14





























                                      -2-
                             GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,        March 31,
                                                    2000            2000
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $13,354         $12,208
     Short-term investments                          1,000           1,000
     Accounts receivable, net                       13,893          13,766
     Inventories                                     2,054           1,739
     Deferred income taxes                           1,422           1,436
     Other current assets                              742             369
                                                   -------         -------
          Total current assets                      32,465          30,518
Furniture, fixtures and equipment, net                 821             723
Excess of cost over acquired net assets              1,137           1,148
Deferred income taxes                                3,026           3,104
Other assets                                         5,185           4,078
                                                   -------         -------
                                                   $42,634         $39,571
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 6,293         $ 5,672
     Notes payable to suppliers                      5,609           4,426
     Accrued expenses                                2,733           1,928
     Income taxes payable                              648             448
                                                   -------         -------
          Total current liabilities                 15,283          12,474
Non-current liabilities                              2,091           2,157
Excess of fair value of net assets acquired
   over cost                                           700             800
Minority interest                                      635             673

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, issued 7,913,434
        shares                                      46,247          46,164
     Accumulated deficit                           (24,322)        (24,682)
     Accumulated other comprehensive income          3,379           3,240
     Less cost of common stock in treasury,
        753,323 and 687,075 shares, respectively    (1,379)         (1,255)
                                                   -------         -------
        Total shareholders' equity                  23,925          23,467
                                                   -------         -------
                                                   $42,634         $39,571
                                                   =======         =======


         See accompanying notes to consolidated financial statements.




                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                2000        1999
                                             ----------  ----------
Revenues:

Net sales                                     $12,900     $11,403
Development engineering services                  373         330
Licenses and royalties                            287         454
                                              -------     -------
                                               13,560      12,187
                                              -------     -------
Costs and expenses:

Cost of sales                                   9,621       8,909
Research and development                          875         812
Selling, general and administrative             2,554       2,221
                                              -------     -------
                                               13,050      11,942
                                              -------     -------
Income from operations                            510         245

Interest expense                                  -            (1)
Interest income                                   121          84
                                              -------     -------
Earnings before income taxes
     and minority interest                        631         328
Income tax expense                                311         165
Minority interest                                 (40)          4
                                              -------     -------
Net earnings                                  $   360     $   159
                                              =======     =======


Basic earnings per common share               $  0.05     $  0.02
                                              =======     =======

Average shares outstanding, basic EPS           7,205       7,836
                                              =======     =======

Diluted earnings per common share             $  0.05     $  0.02
                                              =======     =======

Average shares outstanding, diluted EPS         7,205       7,862
                                              =======     =======


          See accompanying notes to consolidated financial statements.




                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       2000          1999
                                                     --------      --------
Cash flows from operating activities:
Net income                                           $   360      $   159
                                                     -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      69            95
        Amortization                                     (87)          (85)
        Deferred income taxes                             95           127
        Provision for losses on accounts receivable        1             1
        Stock-based compensation                          83            81
        Minority interest                                (40)            4
        (Increase) decrease in accounts receivable      (118)        5,117
        Increase in inventories                         (313)          (21)
        (Increase) decrease in prepaid assets           (371)          351
        (Increase) decrease in other assets             (986)           13
        Increase (decrease) in accounts payable          622        (2,455)
        Increase (decrease) in notes payable
          to suppliers                                 1,170        (2,518)
        Increase (decrease) in accrued expenses          800          (574)
        Increase in income taxes payable                 200             5
        Decrease in other liabilities                    (68)         (216)
                                                     -------       -------
          Total adjustments                            1,057           (75)
                                                     -------       -------
          Net cash provided by operations              1,417            84
                                                     -------       -------
Cash flows from investing activities:
Acquisition of property and equipment                   (166)          (18)
                                                     -------       -------
          Net cash used in investing activities         (166)          (18)
                                                     -------       -------

















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 30,      June 30,
                                                       2000          1999
                                                     --------      --------
Cash flows from financing activities:
Repayment of notes in excess of three months             -              (3)
Proceeds from exercise of stock options                  -               5
Acquisition of treasury stock                           (124)         (302)
                                                     -------       -------
         Net cash used in financing activities          (124)         (300)
                                                     -------       -------
         Effect of exchange rate changes on cash          19           (40)
                                                     -------       -------
Net increase (decrease) in cash and
   cash equivalents                                    1,146          (274)
Cash and cash equivalents at beginning of period      12,208        12,423
                                                     -------       -------
Cash and cash equivalents at end of period           $13,354       $12,149
                                                     =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $  -          $    1
Income taxes                                              16            33



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

A foreign currency loss of $127,000 and a gain of $22,000 are included in selling, general and administrative expenses for the three months ended June 30, 2000 and 1999, respectively.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                             June 30,   March 31,
                                              2000        2000
                                            ---------   ---------
Raw materials                                $  990      $  874
Work-in-process                                 459         343
Finished goods                                  605         522
                                             ------      ------
                                             $2,054      $1,739
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

                                           Three Months Ended
                                         ----------------------
                                         June 30,      June 30,
                                           2000          1999
                                         --------      --------

Average shares outstanding, basic EPS      7,205         7,836
Effect of dilutive securities:
     Stock options                           -              26
                                          ------        ------
Average shares outstanding, diluted EPS    7,205         7,862
                                          ======        ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $499,000 and $88,000 for the three months ended June 30, 2000 and 1999, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

NOTE 6: TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 66,248 shares at an aggregate cost of $124,000 and 135,675 shares at an aggregate cost of $302,000 during the three months ended June 30, 2000 and 1999, respectively. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.







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






















                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SEGMENT INFORMATION

The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of
GJ) operate in this segment. Venture Engineering, Inc. operates in an industry segment involved in high technology engineering and manufacturing services. Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the quarters ended June 30, 2000 and 1999 (in thousands):
                                                    Net
                                                  Earnings
                                     Revenues      (Loss)      Assets
                                     --------     --------     ------

Quarter Ended 6/30/00
---------------------

Paper handling devices               $10,053       $ 879       $47,602
Engineering/manufacturing services     2,820         101         3,813
New technology/products                  687        (338)        1,302
Corporate                                -            18         9,049
Inter-segment & corporate
     eliminations                        -          (300)      (19,132)
Consolidated                         $13,560       $ 360       $42,634

Quarter Ended 6/30/99
---------------------

Paper handling devices               $10,413       $ 554       $40,359
Engineering/manufacturing services     1,774        (216)        3,302
New technology/products                  -           -             -
Corporate                                -           179        10,398
Inter-segment & corporate
     eliminations                        -           -         (16,213)
Consolidated                         $12,187       $ 159       $37,846


















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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 2000 increased $1,373,000 from the amount in the prior year's first quarter principally from a 13% increase in net sales. Venture's sales increased $1.0 million and a stronger yen, which increased by 12% against the dollar when compared to the same period in the previous year, caused an increase of $0.7 million in revenue when yen denominated sales were translated into dollars. These increases were tempered by a 16% reduction in unit sales in the office automation market. When compared to the preceding quarter, unit sales were up 23%.

Gross margin on net sales increased to 25.4% from 21.9% for the three months ended June 30, 2000 and June 30, 1999, respectively. In addition to an improvement in product mix toward higher margin units, there were some contractual price increases resulting from the lower volume of units sold.

Research and development expenses in the current quarter totaled $875,000, 6.5% of revenues, compared to $812,000, 6.7% of revenues, in the prior year's comparable period.








                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,554,000, 18.8% of revenues, compared to $2,221,000, 18.2% of revenues, in the prior year's comparable period, an increase of $333,000. Approximately $200,000 of this increase is due to the unfavorable translation of SG&A at GJ caused by the stronger yen and there was an increase of $149,000 in foreign currency losses in the current quarter versus the prior year.

As a result of the above factors, earnings before income taxes and minority interest increased to $631,000 for the quarter ended June 30, 2000 as compared to $328,000 for the quarter ended June 30, 1999. The minority interest reflects a loss incurred by GJ's majority-owned subsidiary, Gradco Technology Ltd.

FINANCIAL CONDITION

Working capital decreased to $17,182,000 at June 30, 2000 from $18,044,000 at
March 31, 2000.   At June 30, 2000, the Company had $13,354,000 in cash, an
increase of $1,146,000 from March 31, 2000, and no long-term debt. $1.4 million of cash was provided by operations. $0.5 million was provided by net earnings before non-cash provisions for depreciation, amortization, deferred taxes, provision for losses on accounts receivable and stock-based compensation. $1.8 million was used to fund increases in accounts receivable, inventories, prepaid and other assets. $2.7 million was provided by increases in accounts payable, notes payable to suppliers, accrued expenses and income taxes payable. Cash was not significantly affected by exchange rate changes. GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at June 30, 2000. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 2000, there were no material commitments for capital expenditures.

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













                                      -12-
                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK


Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company is exposed to certain levels of market risks, especially changes in foreign currency exchange rates. Interest rates currently have little effect on the Company since it has no debt.

The Company conducts a significant portion of its business in Japanese yen. There have been substantial fluctuations between the yen and the U.S. dollar over the past several years and it is possible that such fluctuations will continue. These fluctuations could have a material adverse effect on the Company's revenues and results of operations.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.









































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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  August 11, 2000      HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -15-