Form 10-Q
period 2000-09-30
GRADCO SYSTEMS INC
filed 2000-11-09
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of  1934


For Quarter Ended September 30, 2000 Commission file number 0-12829

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
        Class                                         at September 30, 2000
    -------------                                 ----------------------------

Common Stock, without
      par value                                              7,102,948















                             GRADCO SYSTEMS, INC.
                                    INDEX





                                                          Page Number
Part I.  Financial Information:

     Consolidated Balance Sheets
        at September 30, 2000 and March 31, 2000              3

     Consolidated Statements of Income
        for the Three and Six Months Ended
        September 30, 2000 and September 30, 1999             4

     Consolidated Statements of Cash Flows
        for the Six Months Ended
        September 30, 2000 and September 30, 1999             5-6

     Notes to Unaudited Consolidated Financial Statements     7-10

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11-13

     Quantitative and Qualitative Disclosures
        About Market Risk                                     14

Part II.  Other Information                                   15





























                                      -2-
                            GRADCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                September 30,     March 31,
                                                    2000            2000
                                                ------------    ------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $ 8,885         $12,208
     Short-term investments                          1,000           1,000
     Accounts receivable, net                       14,371          12,353
     Inventories                                     2,470           1,739
     Deferred income taxes                           1,382           1,436
     Other current assets                              964             369
                                                   -------         -------
          Total current assets                      29,072          29,105
Furniture, fixtures and equipment, net                 766             723
Cash surrender value of life insurance               1,046           1,066
Excess of cost over acquired net assets              1,126           1,148
Deferred income taxes                                3,654           3,104
Other assets                                         2,536           3,012
                                                   -------         -------
                                                   $38,200         $38,158
                                                   =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $ 6,351         $ 5,672
     Notes payable to suppliers                      4,838           4,426
     Accrued expenses                                3,262           1,928
     Income taxes payable                              419             448
                                                   -------         -------
          Total current liabilities                 14,870          12,474
Non-current liabilities                                665             744
Excess of fair value of net assets acquired
   over cost                                           600             800
Minority interest                                      615             673

Shareholders' equity:
     Common stock, no par value; authorized
        30,000,000 shares, 7,913,434 shares         46,454          46,164
     Accumulated deficit                           (28,187)        (24,682)
     Accumulated other comprehensive income          4,652           3,240
     Less cost of common stock in treasury,
        810,486 and 687,075 shares, respectively    (1,469)         (1,255)
                                                   -------         -------
        Total shareholders' equity                  21,450          23,467
                                                   -------         -------
                                                   $38,200         $38,158
                                                   =======         =======

         See accompanying notes to consolidated financial statements.





                                      -3-
                             GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                     2000       1999         2000       1999
                                   ---------  ---------    ---------  ---------
Revenues:

Net sales                           $12,403    $12,465      $25,303    $23,868
Development engineering services        296        230          669        560
Licenses and royalties                  288        158          575        612
                                    -------    -------      -------    -------
                                     12,987     12,853       26,547     25,040
                                    -------    -------      -------    -------
Costs and expenses:

Cost of sales                         9,241      9,163       18,862     18,072
Research and development              1,358        722        2,233      1,534
Selling, general and administrative   2,385      2,052        4,812      4,295
Foreign currency loss                 1,596        505        1,723        483
DuBois litigation settlement          3,200        -          3,200        -
                                    -------    -------      -------    -------
                                     17,780     12,442       30,830     24,384
                                    -------    -------      -------    -------
Income (loss) from operations        (4,793)       411       (4,283)       656

Interest expense                         (1)       -             (1)        (1)
Interest income                         122         91          243        175
                                    -------    -------      -------    -------
Earnings (loss) before income taxes
     and minority interest           (4,672)       502       (4,041)       830
Income tax expense (benefit)           (750)       125         (439)       290
Minority interest                       (57)        (1)         (97)         3
                                    -------    -------      -------    -------
     Net earnings                   $(3,865)   $   378      $(3,505)   $   537
                                    =======    =======      =======    =======

Basic earnings per common share     $ (0.54)   $  0.05      $ (0.49)   $  0.07
                                    =======    =======      =======    =======

Average shares outstanding,
     basic EPS                        7,127      7,692        7,166      7,764
                                    =======    =======      =======    =======

Diluted earnings per common share   $ (0.54)   $  0.05      $ (0.49)   $  0.07
                                    =======    =======      =======    =======

Average shares outstanding,
     diluted EPS                      7,127      7,692        7,166      7,777
                                    =======    =======      =======    =======


          See accompanying notes to consolidated financial statements.

                                      -4-
                             GRADCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (Unaudited)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       2000          1999
                                                     ---------     ---------
Cash flows from operating activities:
        Net income (loss)                             $(3,505)      $   537
                                                      -------       -------
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                      134           184
        Amortization                                     (173)         (170)
        Unrealized foreign currency losses              1,713           533
        Deferred income taxes                            (555)          176
        Provision for losses on accounts receivable         2             2
        Stock-based compensation                          290           164
        Minority interest                                 (97)            3
        (Increase) decrease in accounts receivable     (2,104)        6,302
        (Increase) decrease in inventories               (742)          802
        (Increase) decrease in prepaid assets            (609)          364
        Decrease (increase) in other assets               399            (4)
        Increase (decrease) in accounts payable           737        (2,439)
        Increase (decrease) in notes payable
          to suppliers                                    503        (4,802)
        Increase (decrease) in accrued expenses         1,359          (749)
        (Decrease) increase in income taxes payable       (28)            2
        Decrease in other liabilities                     (95)         (178)
                                                      -------       -------
          Total adjustments                               734           190
                                                      -------       -------
Net cash (used in) provided by operations              (2,771)          727
                                                      -------       -------
Cash flows from investing activities:
     Acquisition of property and equipment               (184)          (38)
                                                      -------       -------
Net cash used in investing activities                    (184)          (38)
                                                      -------       -------
















                                      -5-
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                        Six Months Ended
                                                     -----------------------
                                                     Sept. 30,     Sept. 30,
                                                       2000          1999
                                                     ---------     ---------
Cash flows from financing activities:
     Repayment of notes in excess of three months         -              (3)
     Proceeds from exercise of stock options              -               5
     Acquisition of treasury stock                       (215)         (609)
                                                      -------       -------
Net cash used in financing activities                    (215)         (607)
                                                      -------       -------
Effect of exchange rate changes on cash                  (153)        1,071
                                                      -------       -------
Net (decrease) increase in cash and cash equivalents   (3,323)        1,153
Cash and cash equivalents at beginning of period       12,208        12,423
                                                      -------       -------
Cash and cash equivalents at end of period            $ 8,885       $13,576
                                                      =======       =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                               $    1        $    1
Income taxes                                              144           112



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

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2000 and the results of operations and cash flows for the three and six months ended September 30, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2:  INVENTORIES

Inventories are summarized as follows:
                                           (Dollars in Thousands)
                                            Sept. 30,   March 31,
                                              2000        2000
                                            ---------   ---------
Raw materials                                $  811      $  874
Work-in-process                               1,153         343
Finished goods                                  506         522
                                             ------      ------
                                             $2,470      $1,739
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

                                 Three Months Ended      Six Months Ended
                                --------------------   --------------------
                                Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                  2000       1999        2000       1999
                                ---------  ---------   ---------  ---------

Average shares outstanding,
     basic EPS                    7,127      7,692       7,166      7,764
Effect of dilutive securities:
     Stock options                  -          -           -           13
                                 ------     ------      ------     ------
Average shares outstanding,
     diluted EPS                  7,127      7,692       7,166      7,777
                                 ======     ======      ======     ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $(2,592,000) and $(2,093,000) for the three and six months ended September 30, 2000, respectively and $2,323,000 and $2,411,000 for the three and six months ended September 30, 1999, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

NOTE 6:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 57,163 shares during the current quarter at an aggregate cost of $90,000 and 123,411 shares in the year-to-date period at an aggregate cost of $215,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.



                                      -8-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

There is no litigation pending against the Company. The federal case brought in the District Court in Hartford, Connecticut by R. Clark DuBois against the Company and its former president, Keith Stewart, was settled before trial in September 2000 with a payment of $3.2 million being made to Mr. Dubois.

The $3.2 million was charged to expense in the second quarter. Because the Company has net operating loss carryforwards in excess of $20 million for federal tax purposes, no tax benefits were provided on this charge.

The Company's litigation with John C. Hamma was settled in December 1998; the last payment of $1 million will be made by November 2000.

NOTE 8: SEGMENT INFORMATION

The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of
GJ) operate in this segment. Venture Engineering, Inc. operates in an industry segment involved in high technology engineering and manufacturing services. Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the three and six month periods ended September 30, 2000 and 1999 (in thousands):

                                                  Net Earnings
                                       Revenues      (Loss)      Assets
                                       --------      ------      ------
Three Months Ended 9/30/00
--------------------------
Paper handling devices                  $ 9,231     $  (160)     $43,976
Engineering/manufacturing services        2,876          23        4,283
New technology/products                     880        (265)       1,382
Corporate                                   -        (3,463)       9,035
Inter-segment & corporate eliminations      -           -        (20,476)
                                        -------     -------      -------
Consolidated                            $12,987     $(3,865)     $38,200

Three Months Ended 9/30/99
--------------------------
Paper handling devices                  $11,188     $   797      $42,009
Engineering/manufacturing services        1,665        (200)       2,726
New technology/products                     -           -            -
Corporate                                   -          (219)      10,445
Inter-segment & corporate eliminations      -           -        (16,549)
                                        -------     -------      -------
Consolidated                            $12,853     $   378      $38,631






                                      -9-
                             GRADCO SYSTEMS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: SEGMENT INFORMATION - (Continued)

                                                  Net Earnings
                                       Revenues      (Loss)      Assets
                                       --------      ------      ------
Six Months Ended 9/30/00
------------------------
Paper handling devices                  $19,284     $   719      $43,976
Engineering/manufacturing services        5,696         124        4,283
New technology/products                   1,567        (603)       1,382
Corporate                                   -        (3,745)       9,035
Inter-segment & corporate eliminations      -           -        (20,476)
                                        -------     -------      -------
Consolidated                            $26,547     $(3,505)     $38,200

Six Months Ended 9/30/99
------------------------
Paper handling devices                  $21,601     $ 1,351      $42,009
Engineering/manufacturing services        3,439        (416)       2,726
New technology/products                     -           -            -
Corporate                                   -          (398)      10,445
Inter-segment & corporate eliminations      -           -        (16,549)
                                        -------     -------      -------
Consolidated                            $25,040     $   537      $38,631
































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

The Company's operations are conducted principally through its wholly-owned subsidiaries Venture Engineering, Inc. ("Venture") and Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). Venture performs contract engineering and manufacturing services for OEMs and other customers, primarily for the U.S. market. GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GTL develops other technical and non-technical business opportunities.

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

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 2000 increased $134,000 and $1,507,000, respectively, from the comparable prior year periods. The increase in the three-month period was from an increase in royalties while the increase in the six-month period was principally as a result of an increase in net sales. Unit sales in the office automation market decreased 13% in the quarter from the comparable quarter in the prior year, Venture's sales increased 67% and GTL contributed $880,000 in sales. A stronger yen, which increased by 5% against the dollar when compared to the same period in the previous year, caused an increase of $0.4 million in revenue when yen denominated sales were translated into dollars. In the six-month period, unit sales in the office automation market decreased 14%, Venture's sales increased 68% and GTL contributed $1,567,000 in sales. Yen denominated sales translated into $1.1 million more in revenue due to the stronger, yen which gained 8% against the dollar during this period.

Gross margin on net sales decreased to 25.5% from 26.5% for the three months ended September 30, 2000 and 1999, respectively, and increased to 25.5% from 24.3% for the six-month periods then ended.





                                      -11-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development expenses ("R&D") in the current quarter totaled $1,358,000, 10.5% of revenues, compared to $722,000, 5.6% of revenues, in the prior year's comparable period. For the six months ended September 30, 2000 and 1999, R&D totaled $2,233,000, 8.4% of revenues, and $1,534,000, 6.1% of revenues, respectively. The increases are principally attributable to development expenses for new products by GJ.

Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,385,000, 18.4% of revenues, compared to $2,052,000, 15.9% of revenues, in the prior year's comparable period, an increase of $333,000. This increase was principally attributable to higher stock-based compensation expense and legal fees at corporate amounting to $166,000 and an unfavorable translation of SG&A at GJ and GTL in the amount of $75,000 caused by the stronger yen. For the six months ended September 30, 2000 and 1999, SG&A totaled $4,812,000, 18.1% of revenues and $4,295,000, 17.2% of revenues, respectively, an increase of $517,000. This increase was principally attributable to $126,000 more in stock-based compensation expense, $158,000 additional SG&A at Venture (consistent with its increased sales) and $263,000 caused by the unfavorable translation of SG&A in Japan. $124,000 of the increase in stock-based compensation expense in the quarter and year-to-date periods was attributable to the Company's decision to convert the nonqualified stock options issued under the 1997 Stock Option Plan into incentive stock options under the 2000 Stock Option Plan and recognize the remaining expense immediately.

Foreign currency losses were $1,596,000 in the current quarter and $505,000 in the prior year's comparable period, an increase of $1,091,000. For the six months ended September 30, 2000 and 1999, foreign currency losses were $1,723,000 and $483,000, respectively, an increase of $1,240,000. The losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. As the dollar weakens, the yen equivalent is reduced and a loss recognized. During the quarter, long-term GJ intercompany notes receivable from Gradco Systems, Inc. were restructured, resulting in a loss of $1,764,000.

The Company has taken a $3,200,000 charge in the current quarter and year-to-date period for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Unaudited Consolidated Financial Statements.

As a result of the above factors, earnings before income taxes and minority interest decreased from a gain of $502,000 in the quarter ended September 30, 1999 to a loss of $4,672,000 in the current quarter and from a gain of $830,000 in the six months ended September 30, 1999 to a loss of $4,041,000 in the current six-month period. The effective tax rate decreased to 10.9% from 34.9% in the six-month period because no deferred tax benefit was provided on the domestic loss resulting from the $3.2 million litigation settlement. This is due to the fact that there are substantial net operating loss carryforwards which may not be fully utilizable.






                                      -12-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Working capital decreased to $14,202,000 at September 30, 2000 from $16,631,000 at March 31, 2000, principally as a result of the litigation settlement in the amount of $3,200,000 referred to above. At September 30, 2000, the Company had $8,885,000 in cash, a decrease of $3,323,000 from March 31, 2000, and no long-term debt.

For the six months ended September 30, 2000, cash flow from operations was a negative $2.8 million. The Company's $3.5 million net loss was reduced by $1.3 million in non-cash provisions for depreciation, amortization, unrealized foreign currency losses, deferred taxes and stock-based compensation. $3.6 million was used to fund increases in accounts receivable, inventories, prepaid assets and decreases in other liabilities. $3.0 million was provided by increases in accounts payable, notes payable to suppliers, accrued expenses and decreases in other assets.

$0.2 million was used in the acquisition of property and equipment and another $0.2 million was used to acquire treasury stock. Cash was negatively affected by exchange rate changes in the amount of $0.2 million.

GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at September 30, 2000. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 2000, there were no material commitments for capital expenditures.





























                                      -13-
                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK


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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company's Annual Meeting of Stockholders was held on September 22, 2000.

          (b) The purposes of the meeting were the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 2001)and to vote upon the year 2000 Stock Option Plan adopted by the Board of Directors. Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Mazakazu (Mark) Takeuchi and Martin E. Tash.

          (c) The votes cast for, against and withheld from each of the nominees (out of the 7,112,308 shares of Common Stock outstanding and entitled to vote as of the record date of August 18, 2000) are set forth below. There were no broker non-votes.

          Nominees                      FOR        AGAINST     WITHHELD
          --------                   ---------     -------     --------
          Bernard Bressler           6,693,286      54,651      169,992
          Thomas J. Burger           6,747,537         400      115,741
          Harland L. Mischler        6,739,162       8,775      124,116
          Robert J. Stillwell        6,742,287       5,650      120,991
          Mazakazu (Mark) Takeuchi   6,688,087      59,850      175,191
          Martin E. Tash             6,703,083      44,854      160,195

          (d) The year 2000 Stock Option Plan was approved by the requisite majority of stockholder votes.

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


                            GRADCO SYSTEMS, INC.
                            Registrant


                            By:


Date:  November 9, 2000     HARLAND L. MISCHLER
                            Harland L. Mischler
                            Executive Vice President, Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)









































                                      -16-