Form 10-Q
period 2000-12-31
GRADCO SYSTEMS INC
filed 2001-02-14
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000 Commission file number 0-12829

GRADCO SYSTEMS, INC. (Exact name of registrant as specified in its charter)
Nevada	95-3342977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code
 (702) 892-3714

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2000

Common Stock, without par value	7,044,048

GRADCO SYSTEMS, INC.
INDEX

Page Number
Part I. Financial Information:
Consolidated Balance Sheets at December 31, 2000 and March 31, 2000	3
Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2000 and December 31, 1999	4
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and December 31, 1999	5-6
Notes to Unaudited Consolidated Financial Statements	7-10
Management's Discussion and Analysis of Financial Condition and Results of Operations	11-13
Quantitative and Qualitative Disclosures About Market Risk	14
Part II. Other Information	15

GRADCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,799	$12,208
Short-term investments	—	1,000
Accounts receivable, net	13,603	12,353
Inventories	2,757	1,739
Deferred income taxes	1,256	1,436
Other current assets	669	369

Total current assets	27,084	29,105
Furniture, fixtures and equipment, net	694	723
Cash surrender value of life insurance	990	1,066
Excess of cost over acquired net assets	1,116	1,148
Deferred income taxes	1,000	3,104
Other assets	2,623	3,012

	$33,507	$38,158

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,475	$5,672
Notes payable to suppliers	4,230	4,426
Accrued expenses	2,353	1,928
Income taxes payable	674	448

Total current liabilities	14,732	12,474
Non-current liabilities	603	744
Excess of fair value of net assets acquired over cost	500	800
Minority interest	457	673
Shareholders' equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,164
Accumulated deficit	(31,544)	(24,682)
Accumulated other comprehensive income	3,848	3,240
Less cost of common stock in treasury, 869,386 and 687,075 shares, respectively	(1,543)	(1,255)

Total shareholders' equity	17,215	23,467

	$33,507	$38,158

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2000	December 31, 1999	December 31, 2000	December 31, 1999
	(Unaudited)
Revenues:
Net sales	$10,318	$13,333	$35,621	$37,201
Development engineering services	2,406	373	3,075	933
Licenses and royalties	217	280	792	892

	12,941	13,986	39,488	39,026

Costs and expenses:
Cost of sales	7,713	9,785	26,575	27,857
Research and development	4,274	912	6,507	2,446
Selling, general and administrative	2,013	3,035	6,825	7,330
Foreign currency (gain) loss	(93)	145	1,630	628
Recovery of doubtful Mita receivable	—	(935)	—	(935)
DuBois litigation settlement	—	—	3,200	—

	13,907	12,942	44,737	37,326

Income (loss) from operations	(966)	1,044	(5,249)	1,700
Interest expense	—	—	(1)	(1)
Interest income	94	102	337	277

Earnings (loss) before income taxes
and minority interest	(872)	1,146	(4,913)	1,976
Income tax expense	2,624	542	2,185	832
Minority interest	(139)	4	(236)	7

Net earnings (loss)	$(3,357)	$600	$(6,862)	$1,137

Basic earnings (loss) per common share	$(0.47)	$0.08	$(0.96)	$0.15

Average shares outstanding, basic EPS	7,078	7,584	7,137	7,704

Diluted earnings (loss) per common share	$(0.47)	$0.08	$(0.96)	$0.15

Average shares outstanding, diluted EPS	7,078	7,584	7,137	7,712

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	December 31, 2000	December 31, 1999
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,862)	$1,137

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193	268
Amortization	(260)	(254)
Unrealized foreign currency losses	1,569	50
Deferred income taxes	1,979	656
Provision for losses on accounts receivable	3	3
Stock-based compensation	290	247
Installment portion of Hamma litigation settlement	(1,000)	(1,000)
Minority interest	(236)	7
(Increase) decrease in accounts receivable	(1,692)	5,316
(Increase) decrease in inventories	(1,063)	468
(Increase) decrease in prepaid assets	(353)	3
Decrease (increase) in other assets	219	(139)
Increase (decrease) in accounts payable	2,108	(1,404)
Increase (decrease) in notes payable to suppliers	141	(3,772)
Increase (decrease) in accrued expenses	1,521	(526)
Increase in income taxes payable	226	348
(Decrease) increase in other liabilities	(128)	445

Total adjustments	3,517	716

Net cash (used in) provided by operations	(3,345)	1,853

Cash flows from investing activities:
Redemption of investments	1,000	1,000
Acquisition of property and equipment	(191)	(42)

Net cash provided by investing activities	809	958

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Nine Months Ended
	December 31, 2000	December 31, 1999
	(Unaudited)
Cash flows from financing activities:
Repayment of notes in excess of three months	—	(3)
Proceeds from exercise of stock options	—	5
Acquisition of treasury stock	(288)	(911)

Net cash used in financing activities	(288)	(909)

Effect of exchange rate changes on cash	(585)	1,463

Net (decrease) increase in cash and cash equivalents	(3,409)	3,365
Cash and cash equivalents at beginning of period	12,208	12,423

Cash and cash equivalents at end of period	$8,799	$15,788

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$1	$1
Income taxes	(19)	(172)

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

    In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 2000 and the results of operations and cash flows for the three and nine months ended December 31, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

    The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2:  INVENTORIES

    Inventories are summarized as follows:

	December 31, 2000	March 31, 2000
	(Dollars in Thousands)
Raw materials	$862	$874
Work-in-process	1,201	343
Finished goods	694	522

	$2,757	$1,739

NOTE 3:  INCOME TAXES

    The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for the fiscal years in the countries where the Company operates applied to results of the quarter. During the current quarter, the Company increased the valuation allowance against Gradco (Japan) Ltd.'s ("GJ") deferred tax benefit from its net operating loss carryforwards to reflect the uncertainty of their utilization prior to their expiration. This resulted in a charge to income tax expense in the amount of $2,243,000 in the three and nine-month periods ended December 31, 2000.

GRADCO SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended		Nine Months Ended
	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 2000	Dec. 31, 1999
Average shares outstanding, basic EPS	7,078	7,584	7,137	7,704
Effect of dilutive securities:
Stock options	—	—	—	8

Average shares outstanding, diluted EPS	7,078	7,584	7,137	7,712

NOTE 5:  COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $(4,161,000) and $(6,254,000) for the three and nine months ended December 31, 2000, respectively and $1,234,000 and $3,645,000 for the three and nine months ended December 31, 1999, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

NOTE 6:  TREASURY STOCK

    In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 58,900 shares during the current quarter at an aggregate cost of $73,000 and 182,311 shares in the year-to-date period at an aggregate cost of $288,000. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

GRADCO SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

    The Company's litigation with John C. Hamma was settled in December 1998; the last payment of $1 million was made in November 2000.

NOTE 8:  SEGMENT INFORMATION

    The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture Engineering, Inc. operates in an industry segment involved in high technology engineering and manufacturing services. Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the three and nine-month periods ended December 31, 2000 and 1999 (in thousands):

	Net Earnings
	Revenues	(Loss)	Assets
Three Months Ended 12/31/00
Paper handling devices	$9,136	$(2,808)	$40,881
Engineering/manufacturing services	3,161	85	4,227
New technology/products	786	(344)	1,221
Corporate	—	(290)	7,672
Inter-segment & corporate eliminations	(142)	—	(20,494)

Consolidated	$12,941	$(3,357)	$33,507
Three Months Ended 12/31/99
Paper handling devices	$12,247	$1,133	$46,914
Engineering/manufacturing services	1,739	(28)	3,193
New technology/products	—	—	—
Corporate	—	(505)	9,033
Inter-segment & corporate eliminations	—	—	(16,902)

Consolidated	$13,986	$600	$42,238

GRADCO SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8:  SEGMENT INFORMATION (Continued)

	Net Earnings
	Revenues	(Loss)	Assets
Nine Months Ended 12/31/00
Paper handling devices	$28,420	$(2,089)	$40,881
Engineering/manufacturing services	8,857	209	4,227
New technology/products	2,353	(947)	1,221
Corporate	—	(4,035)	7,672
Inter-segment & corporate eliminations	(142)	—	(20,494)

Consolidated	$39,488	$(6,862)	$33,507
Nine Months Ended 12/31/99
Paper handling devices	$33,848	$2,484	$46,914
Engineering/manufacturing services	5,178	(444)	3,193
New technology/products	—	—	—
Corporate	—	(903)	9,033
Inter-segment & corporate eliminations	—	—	(16,902)

Consolidated	$39,026	$1,137	$42,238

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

Results of Operations

    Revenues for the three months ended December 31, 2000 decreased $1,045,000 from the same quarter in the prior year. Net sales decreased $3,015,000 representing the combined effect of a decrease of $5,256,000 in sales of paper handling products due to a 39% decrease in unit sales and increases in sales by Venture and GTL of $1,598,000 and $643,000, respectively. Development engineering service revenues were up by $2,033,000, principally from customer funding of R&D expenses incurred in connection with two new programs being developed by GJ. Royalties decreased by $63,000. A weaker yen, which decreased by 6% against the dollar when compared to the same period in the previous year, caused a decrease of $0.4 million in revenue when yen denominated sales were translated into dollars. Revenues for the nine months ended December 31, 2000 increased $462,000 from the comparable prior year period. Sales of paper handling products decreased by $7,424,000 due to a 23% decrease in unit sales. Venture's sales increased $3,633,000 and GTL contributed $2,211,000 in sales. The combined effect of these three segments was a decrease of $1,580,000 in net sales. Development engineering service revenues were up by $2,142,000 due to the reasons cited above. Royalties decreased by $100,000. Yen denominated sales translated into $0.7 million more in revenue due to a stronger yen, which averaged 4% higher against the dollar during the nine-month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

    Gross margin on net sales decreased to 25.2% from 26.6% for the three months ended December 31, 2000 and 1999, respectively, and increased to 25.4% from 25.1% for the nine-month periods then ended.

    Research and development expenses ("R&D") in the current quarter totaled $4,274,000, 33.0% of revenues, compared to $912,000, 6.5% of revenues, in the prior year's comparable period. For the nine months ended December 31, 2000 and 1999, R&D totaled $6,507,000, 16.5% of revenues, and $2,446,000, 6.3% of revenues, respectively. The increases are principally attributable to the aforementioned development expenses incurred by GJ.

    Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,013,000, 15.6% of revenues, compared to $3,035,000, 21.7% of revenues, in the prior year's comparable period, a decrease of $1,022,000. $693,000 of this decrease was attributable to the elimination of the GJ retirement plan which incurred a charge in this amount in the third quarter of the prior year. The balance of the decrease was principally attributable to payroll reductions at GJ. For the nine months ended December 31, 2000 and 1999, SG&A totaled $6,825,000, 17.3% of revenues and $7,330,000, 18.8% of revenues, respectively, a decrease of $505,000. This decrease was principally attributable to the elimination of the GJ retirement plan previously mentioned, partially offset by an increase in SG&A at Venture (consistent with its increased sales).

    There was a foreign currency gain of $93,000 in the current quarter and a loss of $145,000 in the prior year's comparable period. For the nine months ended December 31, 2000 and 1999, foreign currency losses totaled $1,630,000 and $628,000, respectively, an increase of $1,002,000. The losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. As the dollar weakens, the yen equivalent is reduced and a loss recognized. During the previous quarter, long-term GJ intercompany notes receivable from Gradco Systems, Inc. were restructured, resulting in a loss of $1,764,000.

    The Company has taken a $3,200,000 charge in the year-to-date period of the current year for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Unaudited Consolidated Financial Statements. Included in the prior year three and nine month periods was a gain of $935,000 from the Mita Industrial Co. Ltd. bankruptcy settlement.

    As a result of the above factors, earnings before income taxes and minority interest decreased from a gain of $1,146,000 in the quarter ended December 31, 1999 to a loss of $872,000 in the current quarter and from a gain of $1,976,000 in the nine months ended December 31, 1999 to a loss of $4,913,000 in the current nine-month period. The Company took a charge of $2,243,000 to income tax expense in the three and nine-month periods ended December 31, 2000 to reflect the uncertainty of GJ being able to utilize its net operating loss carryforwards before they expire. In addition, no deferred tax benefit was provided on the domestic loss resulting from the $3.2 million litigation settlement in light of the substantial domestic net operating loss carryforwards already in effect.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Financial Condition

    Working capital decreased to $12,352,000 at December 31, 2000 from $16,631,000 at March 31, 2000, principally as a result of the litigation settlement in the amount of $3,200,000 and increase in R&D expenditures referred to above. At December 31, 2000, the Company had $8,799,000 in cash, a decrease of $3,409,000 from March 31, 2000, and no long-term debt.

    For the nine months ended December 31, 2000, cash flow from operations was a negative $3.3 million. The Company's $6.8 million net loss was reduced by $3.5 million in non-cash provisions for depreciation, amortization, unrealized foreign currency losses, deferred taxes, stock-based compensation and minority interest. $3.2 million was used to fund increases in accounts receivable, inventories, prepaid assets and decreases in other liabilities. $4.2 million was provided by increases in accounts payable, notes payable to suppliers, accrued expenses, income taxes payable and decreases in other assets. $1.0 million was used to pay the final Hamma litigation installment. This was provided by an equal redemption of short-term investments.

    $0.2 million was used in the acquisition of property and equipment and another $0.3 million was used to acquire treasury stock. Cash was negatively affected by exchange rate changes in the amount of $0.6 million.

    GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at December 31, 2000. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 2000, there were no material commitments for capital expenditures.

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

GRADCO SYSTEMS, INC. Registrant
By:
Date: February 14, 2000	/s/ Harland L. Mischler Harland L. Mischler Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

QuickLinks

GRADCO SYSTEMS, INC. INDEX
GRADCO SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
GRADCO SYSTEMS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURES