Form 10-Q/A
period 2000-09-30
GRADCO SYSTEMS INC
filed 2001-06-29
CIK 719597

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended SEPTEMBER 30, 2000 Commission file number 0-12829
                 -------------------                        -------

                              GRADCO SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          95-3342977
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada            89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (702) 892-3714
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X        No
                                     ----         ------


Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
      Class                                         at September 30, 2000
-------------------------                       ------------------------------
Common Stock, without
     par value                                             7,102,948

                              GRADCO SYSTEMS, INC.
                                      INDEX



                                                                       Page Number
Part I.  Financial Information:

      Consolidated Balance Sheets
         at September 30, 2000 and March 31, 2000                           3

      Consolidated Statements of Income
         for the Three and Six Months Ended
         September 30, 2000 and September 30, 1999                          4

      Consolidated Statements of Cash Flows
         for the Six Months Ended
         September 30, 2000 and September 30, 1999                         5-6

      Notes to Unaudited Consolidated Financial Statements                7-11

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12-14

      Quantitative and Qualitative Disclosures About
         Market Risk                                                       15

Part II.  Other Information                                               16-17

                              GRADCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  September 30,           March 31,
                                                                                      2000                  2000
                                                                                   -----------           -----------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $  8,885               $12,208
     Short-term investments                                                             1,000                 1,000
     Accounts receivable, net                                                          14,371                12,353
     Inventories                                                                        2,470                 1,739
     Deferred income taxes                                                              1,382                 1,436
     Other current assets                                                                 964                   369
                                                                                      -------               -------
          Total current assets                                                         29,072                29,105
Furniture, fixtures and equipment, net                                                    766                   723
Cash surrender value of life insurance                                                  1,046                 1,066
Excess of cost over acquired net assets                                                 1,126                 1,148
Deferred income taxes                                                                   3,654                 3,104
Other assets                                                                            2,536                 3,012
                                                                                      -------               -------
                                                                                      $38,200               $38,158
                                                                                      =======               =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $  6,351              $  5,672
     Notes payable to suppliers                                                         4,838                 4,426
     Accrued expenses                                                                   3,262                 1,928
     Income taxes payable                                                                 419                   448
                                                                                      -------               -------
          Total current liabilities                                                    14,870                12,474
Non-current liabilities                                                                   665                   744
Excess of fair value of net assets acquired over cost                                     600                   800
Minority interest                                                                         615                   673

Shareholders' equity:
     Common stock, no par value; authorized 30,000,000
          shares, issued 7,913,434 shares                                              46,454                46,164
     Accumulated deficit                                                              (27,300)              (24,682)
     Accumulated other comprehensive income                                             3,765                 3,240
     Less cost of common stock in treasury, 810,486
          and 687,075 shares, respectively                                             (1,469)               (1,255)
                                                                                      -------               -------
          Total shareholders' equity                                                   21,450                23,467
                                                                                      -------               -------
                                                                                      $38,200               $38,158
                                                                                      =======               =======

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                   (Unaudited)




                                                         Three Months Ended                  Six Months Ended
                                                     --------------------------         --------------------------
                                                    September 30,    September 30,     September 30,   September 30,
                                                        2000             1999              2000             1999
                                                     -----------      -----------       -----------      -----------
Revenues:

Net sales                                             $ 12,403          $ 12,465         $ 25,303          $ 23,868
Development engineering services                           296               230              669               560
Licenses and royalties                                     288               158              575               612
                                                      --------          --------         --------          --------
                                                        12,987            12,853           26,547            25,040
                                                      --------          --------         --------          --------
Costs and expenses:

Cost of sales                                            9,241             9,163           18,862            18,072
Research and development                                 1,358               722            2,233             1,534
Selling, general and administrative                      2,385             2,052            4,812             4,295
Foreign currency (gain) loss                              (192)              505              (65)              483
DuBois litigation settlement                             3,200             -                3,200            -
                                                      --------          --------         --------          --------
                                                        15,992            12,442           29,042            24,384
                                                      --------          --------         --------          --------
Income (loss) from operations                           (3,005)              411           (2,495)              656

Interest expense                                            (1)            -                   (1)               (1)
Interest income                                            122                91              243               175
                                                      --------          --------         --------          --------
Earnings (loss) before income taxes
     and minority interest                              (2,884)              502           (2,253)              830
Income tax expense                                         126               125              437               290
Minority interest                                          (32)               (1)             (72)                3
                                                      --------          --------         --------          --------
     Net earnings (loss)                              $ (2,978)         $    378         $ (2,618)         $    537
                                                      ========          ========         ========          ========

Basic earnings (loss) per common share                $  (0.42)         $   0.05         $  (0.37)         $   0.07
                                                      ========          ========         ========          ========
Average shares outstanding, basic EPS                    7,127             7,692            7,166             7,764
                                                      ========          ========         ========          ========

Diluted earnings (loss) per common share              $  (0.42)         $   0.05         $  (0.37)         $   0.07
                                                      ========          ========         ========          ========
Average shares outstanding, diluted EPS                  7,127             7,692            7,166             7,777
                                                      ========          ========         ========          ========


          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)



                                                                                             Six Months Ended
                                                                                  -----------------------------------
                                                                                  September 30,         September 30,
                                                                                      2000                  1999
                                                                                   -----------           -----------
Cash flows from operating activities:
      Net income (loss)                                                              $ (2,618)           $      537
                                                                                     --------            ----------
Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation                                                                    134                   184
          Amortization                                                                   (173)                 (170)
          Unrealized foreign currency (gains) losses                                      (75)                  533
          Deferred income taxes                                                           321                   176
          Provision for losses on accounts receivable                                       2                     2
          Stock-based compensation                                                        290                   164
          Minority interest                                                               (72)                    3
          (Increase) decrease in accounts receivable                                   (2,104)                6,302
          (Increase) decrease in inventories                                             (742)                  802
          (Increase) decrease in prepaid assets                                          (609)                  364
          Decrease (increase) in other assets                                             399                    (4)
          Increase (decrease) in accounts payable                                         737                (2,439)
          Increase (decrease) in notes payable to suppliers                               503                (4,802)
          Increase (decrease) in accrued expenses                                       1,359                  (749)
          (Decrease) increase in income taxes payable                                     (28)                    2
          Decrease in other liabilities                                                   (95)                 (178)
                                                                                      -------               -------
               Total adjustments                                                         (153)                  190
                                                                                      -------               -------
Net cash (used in) provided by operations                                              (2,771)                  727
                                                                                      -------               -------
Cash flows from investing activities:
      Acquisition of property and equipment                                              (184)                  (38)
                                                                                      -------               -------
Net cash used in investing activities                                                    (184)                  (38)
                                                                                      -------               -------


                                                                                           Six Months Ended
                                                                                  -----------------------------------
                                                                                  September 30,         September 30,
                                                                                      2000                  1999
                                                                                   -----------           -----------
Cash flows from financing activities:
      Repayment of notes in excess of three months                                      -                        (3)
      Proceeds from exercise of stock options                                           -                         5
      Acquisition of treasury stock                                                      (215)                 (609)
                                                                                     --------               -------
Net cash used in financing activities                                                    (215)                 (607)
                                                                                     --------               -------
Effect of exchange rate changes on cash                                                  (153)                1,071
                                                                                     --------               -------
Net (decrease) increase in cash and cash equivalents                                   (3,323)                1,153
Cash and cash equivalents at beginning of period                                       12,208                12,423
                                                                                     --------               -------
Cash and cash equivalents at end of period                                           $  8,885               $13,576
                                                                                     ========               =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                                                             $      1             $       1
Income taxes                                                                              144                   112


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

NOTE 2:  INVENTORIES

Inventories are summarized as follows:

                                      (Dollars in Thousands)
                           ------------------------------------------
                           September 30, 2000          March 31, 2000
                           ------------------          -------------
Raw materials                  $   811                  $   874
Work-in-process                  1,153                      343
Finished goods                     506                      522
                                ------                   ------
                                $2,470                   $1,739
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



                                                         Three Months Ended                  Six Months Ended
                                                      --------------------------        --------------------------
                                                      Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                        2000             1999             2000             1999
                                                      ---------        ---------        ---------        ---------
Average shares outstanding, basic EPS                    7,127             7,692           7,166             7,764
Effect of dilutive securities:
      Stock options                                      -                 -               -                    13
                                                        ------            ------          ------            ------
Average shares outstanding, diluted EPS                  7,127             7,692           7,166             7,777
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

                                                                     Net Earnings
                                                      Revenues          (Loss)            Assets
                                                     ----------      ------------       -----------
THREE MONTHS ENDED 9/30/00

Paper handling devices                               $    9,231       $      727        $   43,976
Engineering/manufacturing services                        2,876               23             4,283
New technology/products                                     880             (265)            1,382
Corporate                                                  --             (3,463)            9,035
Inter-segment & corporate eliminations                     --               --             (20,476)
                                                     ----------       ----------        ----------

Consolidated                                         $   12,987       $   (2,978)       $   38,200

THREE MONTHS ENDED 9/30/99

Paper handling devices                               $   11,188       $      797        $   42,009
Engineering/manufacturing services                        1,665             (200)            2,726
New technology/products                                    --               --                --
Corporate                                                  --               (219)           10,445
Inter-segment & corporate eliminations                     --               --             (16,549)
                                                     ----------       ----------        ----------

Consolidated                                         $   12,853       $      378        $   38,631

                              GRADCO SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  SEGMENT INFORMATION - (Continued)

                                                                     Net Earnings
                                                      Revenues          (Loss)            Assets
                                                     ----------      ------------       -----------
SIX MONTHS ENDED 9/30/00

Paper handling devices                               $   19,284       $    1,606        $   43,976
Engineering/manufacturing services                        5,696              124             4,283
New technology/products                                   1,567             (603)            1,382
Corporate                                                  --             (3,745)            9,035
Inter-segment & corporate eliminations                     --               --             (20,476)
                                                     ----------       ----------        ----------

Consolidated                                         $   26,547       $   (2,618)       $   38,200

SIX MONTHS ENDED 9/30/99

Paper handling devices                               $   21,601       $    1,351        $   42,009
Engineering/manufacturing services                        3,439             (416)            2,726
New technology/products                                    --               --                --
Corporate                                                  --               (398)           10,445
Inter-segment & corporate eliminations                     --               --             (16,549)
                                                     ----------       ----------        ----------

Consolidated                                         $   25,040       $      537        $   38,631

NOTE 9:  RESTATEMENT

In September 2000, the Company restructured its long-term intercompany debt between Gradco Systems, Inc. and GJ. In its original filing of Form 10-Q for the period ended September 30, 2000, the Company reported a foreign currency loss of $1,788,000 for the quarter and a tax benefit of $876,000 from this transaction. This loss had accumulated over a 10-year period and had been included in shareholders' equity in the balance sheet under "Accumulated other comprehensive income." Upon review, the Company determined that the more appropriate treatment was to continue to reflect these intercompany losses and the related tax benefit in the "Accumulated other comprehensive income" section of shareholders' equity. This resulted in the following changes to the Consolidated Financial Statements (in thousands, except per share amounts):

Consolidated Balance Sheets:

                                                         September 30, 2000
                                                    ----------------------------
                                                    As previously
                                                      reported         Restated
                                                    -------------      ---------
Accumulated deficit                                   $(28,187)         $(27,300)
Accumulated other comprehensive income                   4,652             3,765
Total shareholders' equity (no change)                  21,450            21,450

                              GRADCO SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  RESTATEMENT - (Continued)

Consolidated Statements of Income:

                                                      Three Months Ended                   Six Months Ended
                                                      September 30, 2000                  September 30, 2000
                                               ------------------------------     ------------------------------
                                               As previously                      As previously
                                                 reported           Restated         reported          Restated
                                               -------------       ----------     -------------        ---------
Foreign currency (gain) loss                      $1,596             $(192)           $1,723              $(65)
Income tax expense (benefit)                        (750)              126              (439)              437
Minority interest                                    (57)              (32)              (97)              (72)
Net earnings (loss)                               (3,865)           (2,978)           (3,505)           (2,618)
Basic and diluted earnings (loss)
     per share                                    $(0.54)           $(0.42)           $(0.49)           $(0.37)


Consolidated Statements of Cash Flows:

                                                                         Six Months Ended
                                                                        September 30, 2000
                                                                 -----------------------------
                                                                 As previously
                                                                    reported         Restated
                                                                 -------------      ----------
Net income (loss)                                                   $(3,505)          $(2,618)
Unrealized foreign currency (gains) losses                            1,713               (75)
Deferred income taxes                                                  (555)              321
Minority interest                                                       (97)              (72)
Net cash used in operations (no change)                              (2,771)           (2,771)

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

RESULTS OF OPERATIONS

Revenues for the three and six months ended September 30, 2000 increased $134,000 and $1,507,000, respectively, from the comparable prior year periods. The increase in the three-month period was from an increase in royalties while the increase in the six-month period was principally as a result of an increase in net sales. Unit sales in the office automation market decreased 13% in the quarter from the comparable quarter in the prior year, Venture's sales increased 67% and GTL contributed $880,000 in sales. A stronger yen, which increased by 5% against the dollar when compared to the same period in the previous year, caused an increase of $0.4 million in revenue when yen denominated sales were translated into dollars. In the six-month period, unit sales in the office automation market decreased 14%, Venture's sales increased 68% and GTL contributed $1,567,000 in sales. Yen denominated sales translated into $1.1 million more in revenue due to the stronger yen, which gained 8% against the dollar during this period.

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

There was a foreign currency gain of $192,000 in the current quarter and a loss of $505,000 in the prior year's comparable period, an improvement of $697,000. For the six months ended September 30, 2000 and 1999, there was a foreign currency gain of $65,000 and a loss of $483,000, respectively, an improvement of $548,000. The gains and losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. When the dollar weakens, the yen equivalent is reduced and a loss is recognized. The reverse is true when the dollar strengthens.

The Company has taken a $3,200,000 charge in the current quarter and year-to-date period for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Unaudited Consolidated Financial Statements.

As a result of the above factors, earnings before income taxes and minority interest decreased from a gain of $502,000 in the quarter ended September 30, 1999 to a loss of $2,884,000 in the current quarter and from a gain of $830,000 in the six months ended September 30, 1999 to a loss of $2,253,000 in the current six-month period. There were income tax provisions in the three and six-month periods despite the pre-tax losses because no deferred tax benefit was provided on the domestic loss resulting from the $3.2 million litigation settlement. This is due to the fact that there are substantial net operating loss carryforwards which may not be fully utilizable.

FINANCIAL CONDITION

Working capital decreased to $14,202,000 at September 30, 2000 from $16,631,000 at March 31, 2000, principally as a result of the litigation settlement in the amount of $3,200,000 referred to above. At September 30, 2000, the Company had $8,885,000 in cash, a decrease of $3,323,000 from March 31, 2000, and no long-term debt.

For the six months ended September 30, 2000, cash flow from operations was a negative $2.8 million. The Company's $2.6 million net loss was reduced by $0.4 million in non-cash provisions for depreciation, amortization, unrealized foreign currency losses, deferred taxes, stock-based compensation and minority interest. $3.6 million was used to fund increases in accounts receivable, inventories, prepaid assets and decreases in other liabilities. $3.0 million was provided by increases in accounts payable, notes payable to suppliers, accrued expenses and decreases in other assets.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The Company's Annual Meeting of Stockholders was held on September 22, 2000.

               (b) The purposes of the meeting were the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 2001) and to vote upon the year 2000 Stock Option Plan adopted by the Board of Directors. Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Masakazu (Mark) Takeuchi and Martin E. Tash.

               (c) The votes cast for, against and withheld from each of the nominees (out of the 7,112,308 shares of Common Stock outstanding and entitled to vote as of the record date of August 18, 2000) are set forth below. There were no broker non-votes.

               Nominees                           FOR             AGAINST          WITHHELD
               --------                           ---             -------          --------
               Bernard Bressler                6,693,286           54,651            169,992
               Thomas J. Burger                6,747,537              400            115,741
               Harland L. Mischler             6,739,162            8,775            124,116
               Robert J. Stillwell             6,742,287            5,650            120,991
               Masakazu (Mark) Takeuchi        6,688,087           59,850            175,191
               Martin E. Tash                  6,703,083           44,854            160,195

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


                                   GRADCO SYSTEMS, INC.
                                   Registrant


                                   By:


Date:  June 29, 2001               /s/ HARLAND L. MISCHLER
                                   ------------------------
                                   Harland L. Mischler
                                   Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Chief
                                   Accounting Officer)