Form 10-Q/A
period 2000-12-31
GRADCO SYSTEMS INC
filed 2001-06-29
CIK 719597

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For Quarter Ended DECEMBER 31, 2000 Commission file number 0-12829
                         -----------------                        -------


                              GRADCO SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                 95-3342977
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada                    89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code  (702) 892-3714
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


Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
               Class                             at December 31, 2000
              --------                       ------------------------------
          Common Stock, without
             par value                                 7,044,048

                              GRADCO SYSTEMS, INC.
                                      INDEX

                                                                                  Page Number
                                                                                  -----------
Part I.  Financial Information:

      Consolidated Balance Sheets
         at December 31, 2000 and March 31, 2000                                        3

      Consolidated Statements of Income
         for the Three and Nine Months Ended
         December 31, 2000 and December 31, 1999                                        4

      Consolidated Statements of Cash Flows
         for the Nine Months Ended
         December 31, 2000 and December 31, 1999                                      5-6

      Notes to Unaudited Consolidated Financial Statements                           7-11

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              12-14

      Quantitative and Qualitative Disclosures About
         Market Risk                                                                   15

Part II.  Other Information                                                            16

                              GRADCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     December 31,           March 31,
                                                                        2000                  2000
                                                                     -----------           -----------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $  8,799               $12,208
     Short-term investments                                               -                     1,000
     Accounts receivable, net                                            13,603                12,353
     Inventories                                                          2,757                 1,739
     Deferred income taxes                                                1,256                 1,436
     Other current assets                                                   669                   369
                                                                        -------               -------
          Total current assets                                           27,084                29,105
Furniture, fixtures and equipment, net                                      694                   723
Cash surrender value of life insurance                                      990                 1,066
Excess of cost over acquired net assets                                   1,116                 1,148
Deferred income taxes                                                     1,000                 3,104
Other assets                                                              2,623                 3,012
                                                                        -------               -------
                                                                        $33,507               $38,158
                                                                        =======               =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $  7,475              $  5,672
     Notes payable to suppliers                                           4,230                 4,426
     Accrued expenses                                                     2,353                 1,928
     Income taxes payable                                                   674                   448
                                                                        -------               -------
          Total current liabilities                                      14,732                12,474
Non-current liabilities                                                     603                   744
Excess of fair value of net assets acquired over cost                       500                   800
Minority interest                                                           457                   673

Shareholders' equity:
     Common stock, no par value; authorized 30,000,000
          shares, issued 7,913,434 shares                                46,454                46,164
     Accumulated deficit                                                (30,656)              (24,682)
     Accumulated other comprehensive income                               2,960                 3,240
     Less cost of common stock in treasury, 869,386
          and 687,075 shares, respectively                               (1,543)               (1,255)
                                                                        -------               -------
          Total shareholders' equity                                     17,215                23,467
                                                                        -------               -------
                                                                        $33,507               $38,158
                                                                        =======               =======

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                     ----------------------------       ----------------------------
                                                     December 31,     December 31,      December 31,     December 31,
                                                        2000             1999              2000             1999
                                                     -----------      -----------       -----------      -----------
Revenues:

Net sales                                              $10,318           $13,333          $35,621           $37,201
Development engineering services                         2,406               373            3,075               933
Licenses and royalties                                     217               280              792               892
                                                       -------           -------          -------           -------
                                                        12,941            13,986           39,488            39,026
                                                       -------           -------          -------           -------
Costs and expenses:

Cost of sales                                            7,713             9,785           26,575            27,857
Research and development                                 4,274               912            6,507             2,446
Selling, general and administrative                      2,013             3,035            6,825             7,330
Foreign currency (gain) loss                               (93)              145             (158)              628
Recovery of doubtful Mita receivable                     -                  (935)           -                  (935)
DuBois litigation settlement                             -                 -                3,200             -
                                                       -------           -------          -------           -------
                                                        13,907            12,942           42,949            37,326
                                                       -------           -------          -------           -------
Income (loss) from operations                             (966)            1,044           (3,461)            1,700

Interest expense                                         -                 -                   (1)               (1)
Interest income                                             94               102              337               277
                                                       -------           -------          -------           -------
Earnings (loss) before income taxes
     and minority interest                                (872)            1,146           (3,125)            1,976
Income tax expense                                       2,624               542            3,061               832
Minority interest                                         (139)                4             (211)                7
                                                       -------           -------          -------           -------
     Net earnings (loss)                               $(3,357)          $   600          $(5,975)          $ 1,137
                                                       =======           =======          =======           =======

Basic earnings (loss) per common share                 $ (0.47)          $  0.08          $ (0.84)          $  0.15
                                                       =======           =======          =======           =======
Average shares outstanding, basic EPS                    7,078             7,584            7,137             7,704
                                                       =======           =======          =======           =======

Diluted earnings (loss) per common share               $ (0.47)          $  0.08          $ (0.84)          $  0.15
                                                       =======           =======          =======           =======
Average shares outstanding, diluted EPS                  7,078             7,584            7,137             7,712
                                                       =======           =======          =======           =======

          See accompanying notes to consolidated financial statements.

                              GRADCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                   --------------------------------
                                                                                   December 31,          December 31,
                                                                                      2000                  1999
                                                                                   -----------           -----------
Cash flows from operating activities:
      Net income (loss)                                                              $ (5,975)             $  1,137
                                                                                      -------               -------
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                    193                   268
          Amortization                                                                   (260)                 (254)
          Unrealized foreign currency (gains) losses                                     (219)                   50
          Deferred income taxes                                                         2,855                   656
          Provision for losses on accounts receivable                                       3                     3
          Stock-based compensation                                                        290                   247
          Installment portion of Hamma litigation settlement                           (1,000)               (1,000)
          Minority interest                                                              (211)                    7
          (Increase) decrease in accounts receivable                                   (1,692)                5,316
          (Increase) decrease in inventories                                           (1,063)                  468
          (Increase) decrease in prepaid assets                                          (353)                    3
          Decrease (increase) in other assets                                             219                  (139)
          Increase (decrease) in accounts payable                                       2,108                (1,404)
          Increase (decrease) in notes payable to suppliers                               141                (3,772)
          Increase (decrease) in accrued expenses                                       1,521                  (526)
          Increase in income taxes payable                                                226                   348
          (Decrease) increase in other liabilities                                       (128)                  445
                                                                                      -------               -------
               Total adjustments                                                        2,630                   716
                                                                                      -------               -------
Net cash (used in) provided by operations                                              (3,345)                1,853
                                                                                      -------               -------
Cash flows from investing activities:
      Redemption of investments                                                         1,000                 1,000
      Acquisition of property and equipment                                              (191)                  (42)
                                                                                      -------               -------
Net cash provided by investing activities                                                 809                   958
                                                                                      -------               -------

                                                                                           Nine Months Ended
                                                                                   --------------------------------
                                                                                   December 31,          December 31,
                                                                                      2000                  1999
                                                                                   -----------           -----------
Cash flows from financing activities:
      Repayment of notes in excess of three months                                      -                        (3)
      Proceeds from exercise of stock options                                           -                         5
      Acquisition of treasury stock                                                      (288)                 (911)
                                                                                      -------               -------
Net cash used in financing activities                                                    (288)                 (909)
                                                                                      -------               -------
Effect of exchange rate changes on cash                                                  (585)                1,463
                                                                                      -------               -------
Net (decrease) increase in cash and cash equivalents                                   (3,409)                3,365
Cash and cash equivalents at beginning of period                                       12,208                12,423
                                                                                      -------               -------
Cash and cash equivalents at end of period                                           $  8,799               $15,788
                                                                                      =======               =======


Supplemental Disclosures of Cash Flow Information:

Cash paid (refunded) during the period for:
Interest                                                                             $      1               $     1
Income taxes                                                                              (19)                 (172)

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

NOTE 2:  INVENTORIES

Inventories are summarized as follows:

                                                      (Dollars in Thousands)
                                               December 31, 2000    March 31, 2000
                                               ----------------     --------------
Raw materials                                           $  862             $  874
Work-in-process                                          1,201                343
Finished goods                                             694                522
                                                        ------             ------
                                                        $2,757             $1,739
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

                                                         Three Months Ended                  Nine Months Ended
                                                       ------------------------          ------------------------
                                                       Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
                                                        2000             1999             2000             1999
                                                       -------          -------          -------          -------
Average shares outstanding, basic EPS                    7,078             7,584           7,137             7,704
Effect of dilutive securities:
      Stock options                                      -                 -               -                     8
                                                        ------            ------          ------            ------
Average shares outstanding, diluted EPS                  7,078             7,584           7,137             7,712
                                                        ======            ======          ======            ======

NOTE 5:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income
(loss) was $(4,162,000) and $(6,255,000) for the three and nine months ended December 31, 2000, respectively and $1,234,000 and $3,645,000 for the three and nine months ended December 31, 1999, respectively. The difference from net income as reported is the change in the cumulative currency translation adjustment.

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

                                                                     Net Earnings
                                                       Revenues          (Loss)            Assets
                                                       --------         --------          --------
THREE MONTHS ENDED 12/31/00

Paper handling devices                                 $  9,136         $ (2,808)         $ 40,881
Engineering/manufacturing services                        3,161               85             4,227
New technology/products                                     786             (344)            1,221
Corporate                                                  --               (290)            7,672
Inter-segment & corporate eliminations                     (142)            --             (20,494)
                                                       --------         --------          --------

Consolidated                                           $ 12,941         $ (3,357)         $ 33,507

THREE MONTHS ENDED 12/31/99

Paper handling devices                                 $ 12,247         $  1,133          $ 46,914
Engineering/manufacturing services                        1,739              (28)            3,193
New technology/products                                    --               --                --
Corporate                                                  --               (505)            9,033
Inter-segment & corporate eliminations                     --               --             (16,902)
                                                       --------         --------          --------

Consolidated                                           $ 13,986         $    600          $ 42,238

                              GRADCO SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  SEGMENT INFORMATION - (Continued)

                                                                  Net Earnings
                                                     Revenues        (Loss)          Assets
                                                     --------       --------        --------
NINE MONTHS ENDED 12/31/00

Paper handling devices                               $ 28,420       $ (1,202)       $ 40,881
Engineering/manufacturing services                      8,857            209           4,227
New technology/products                                 2,353           (947)          1,221
Corporate                                                --           (4,035)          7,672
Inter-segment & corporate eliminations                   (142)          --           (20,494)
                                                     --------       --------        --------

Consolidated                                         $ 39,488       $ (5,975)       $ 33,507

NINE MONTHS ENDED 12/31/99

Paper handling devices                               $ 33,848       $  2,484        $ 46,914
Engineering/manufacturing services                      5,178           (444)          3,193
New technology/products                                  --             --              --
Corporate                                                --             (903)          9,033
Inter-segment & corporate eliminations                   --             --           (16,902)
                                                     --------       --------        --------

Consolidated                                         $ 39,026       $  1,137        $ 42,238

NOTE 9:  RESTATEMENT

In September 2000, the Company restructured its long-term intercompany debt between Gradco Systems, Inc. and GJ. In its original filing of Form 10-Q for the period ended September 30, 2000, the Company reported a foreign currency loss of $1,788,000 for the quarter and a tax benefit of $876,000 from this transaction. This loss had accumulated over a 10-year period and had been included in shareholders' equity in the balance sheet under "Accumulated other comprehensive income." Upon review, the Company determined that the more appropriate treatment was to continue to reflect these intercompany losses and the related tax benefit in the "Accumulated other comprehensive income" section of shareholders' equity and, accordingly, filed an amended Form 10-Q. This restatement had no effect on the operating results for the quarter ended December 31, 2000, but did change year-to-date amounts as shown below (in thousands, except per share amounts):

Consolidated Balance Sheets:

                                                                        December 31,2000
                                                                  ----------------------------
                                                                  As previously
                                                                   reported         Restated
                                                                  -----------      -----------
Accumulated deficit                                                $(31,544)         $(30,656)
Accumulated other comprehensive income                                3,848             2,960
Total shareholders' equity (no change)                               17,215            17,215

                              GRADCO SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  RESTATEMENT - (Continued)

Consolidated Statements of Income:

                                                                        Nine Months Ended
                                                                        December 31, 2000
                                                                  ----------------------------
                                                                  As previously
                                                                   reported         Restated
                                                                  -----------      -----------
Foreign currency (gain) loss                                         $1,630             $(158)
Income tax expense                                                    2,185             3,061
Minority interest                                                      (236)             (211)
Net earnings (loss)                                                  (6,862)           (5,975)
Basic and diluted earnings (loss)
     per share                                                       $(0.96)           $(0.84)


Consolidated Statements of Cash Flows:

                                                                        Nine Months Ended
                                                                        December 31, 2000
                                                                  ----------------------------
                                                                  As previously
                                                                   reported         Restated
                                                                  -----------      -----------
Net income (loss)                                                   $(6,862)          $(5,975)
Unrealized foreign currency (gains) losses                            1,569              (219)
Deferred income taxes                                                 1,979             2,855
Minority interest                                                      (236)             (211)
Net cash used in operations (no change)                              (3,345)           (3,345)

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

There was a foreign currency gain of $93,000 in the current quarter and a loss of $145,000 in the prior year's comparable period. For the nine months ended December 31, 2000 and 1999, there was a foreign currency gain of $158,000 and a loss of $628,000, respectively, an improvement of $786,000. The gains and losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. When the dollar weakens, the yen equivalent is reduced and a loss recognized. The reverse is true when the dollar strengthens.

The Company has taken a $3,200,000 charge in the year-to-date period of the current year for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Unaudited Consolidated Financial Statements. Included in the prior year three and nine month periods was a gain of $935,000 from the Mita Industrial Co. Ltd. bankruptcy settlement.

As a result of the above factors, earnings before income taxes and minority interest decreased from a gain of $1,146,000 in the quarter ended December 31, 1999 to a loss of $872,000 in the current quarter and from a gain of $1,976,000 in the nine months ended December 31, 1999 to a loss of $3,125,000 in the current nine-month period. The Company took a charge of $2,243,000 to income tax expense in the three and nine-month periods ended December 31, 2000 to reflect the uncertainty of GJ being able to utilize its net operating loss carryforwards before they expire. In addition, no deferred tax benefit was provided on the domestic loss resulting from the $3.2 million litigation settlement in light of the substantial domestic net operating loss carryforwards already in effect.

FINANCIAL CONDITION

Working capital decreased to $12,352,000 at December 31, 2000 from $16,631,000 at March 31, 2000, principally as a result of the litigation settlement in the amount of $3,200,000 and increase in R&D expenditures referred to above. At December 31, 2000, the Company had $8,799,000 in cash, a decrease of $3,409,000 from March 31, 2000, and no long-term debt.

For the nine months ended December 31, 2000, cash flow from operations was a negative $3.3 million. The Company's $6.0 million net loss was reduced by $2.7 million in non-cash provisions for depreciation, amortization, unrealized foreign currency losses, deferred taxes, stock-based compensation and minority interest. $3.2 million was used to fund increases in accounts receivable, inventories, prepaid assets and decreases in other liabilities. $4.2 million was provided by increases in accounts payable, notes payable to suppliers, accrued expenses, income taxes payable and decreases in other assets. $1.0 million was used to pay the final Hamma litigation installment. This was provided by an equal redemption of short-term investments.

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


                                       GRADCO SYSTEMS, INC.
                                       Registrant


                                       By:


Date:  June 29, 2001                   HARLAND L. MISCHLER
                                       -------------------
                                       Harland L. Mischler
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Chief Accounting Officer)