Form 10-K405
period 2001-03-31
GRADCO SYSTEMS INC
filed 2001-07-13
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 0-12829

GRADCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3342977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 892-3714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the NASDAQ National Market System on June 15, 2001) was $3,439,574.

The number of outstanding shares, net of treasury shares, of each class of the Registrant's common stock outstanding at June 15, 2001 was: common stock, no par value—6,879,148 shares.

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

    (a)  Financial Information About Industry Segments.

    Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products. It is seeking diversification and has entered into agreements (i) to distribute Dippin Dots ice cream in Japan, and (ii) to distribute a wide format printer outside of Japan. After March 31, 2001 it entered into a joint venture to purchase and resell certain electronic components. Only Dippin Dots has produced any revenue in the year ended March 31, 2001. Such revenue is not material. Information relating to revenue, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 2001, 2000, and 1999 is set forth in response to Item 8 below.

    (b)  Narrative Description of Business.

    Gradco is a holding company which conducts business as follows:

    (i)  Copier and Printer Product Business

    The various activities comprising these businesses, as described below, are conducted through Gradco's 97%-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and Gradco's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GU"). GU concentrates on marketing and sales activities in the United States and performs research and development in relation thereto.

    Unless otherwise indicated or unless the context otherwise requires, (1) references to Gradco in the remainder of this Item 1(b)(i) are to the parent company, (2) references to GJ, in the descriptive material in the remainder of this Item 1(b)(i) pertaining to the analog and digital copier businesses, include the activities of GJ and GU, (3) references to the Registrant, in connection with the presentation of financial data in the remainder of this Item 1(b), and in Item 1(c), include the consolidated financial results of Gradco and its subsidiaries.

    Sales by GJ of sorter products to the convenience analog copier market currently account for most of the Registrant's consolidated revenues. Growth cannot be expected in this segment of business. It can be expected to deteriorate further with the continuing replacement of analog products with digital products. In addition, GJ also derives revenues from selected technology licenses and agreements with original equipment manufacturers and marketers ("OEMs"), and from research and development activities conducted by GJ on behalf of its OEM customers.

    Due to the overall transition in the office equipment industry from analog to digital equipment which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. In addition, GJ has a 95% owned subsidiary, Gradco Technology Ltd. ("GTL") which will engage in a variety of diversified businesses. As of March 1, 2000 it began the distribution of Dippin' Dots ice cream in Japan. GTL has also acquired exclusive U.S. and European rights to market a specialized wide format printer and after the end of fiscal year 2001 entered into a joint venture to purchase and resell certain electronic components. It is exploring and developing other technical and non-technical business opportunities.

    (ii)  High Technology Engineering And Manufacturing Services

    The Company's subsidiary, Venture Engineering, Inc. based in Carrollton, Texas ("Venture") conducts this business. Its engineering and manufacturing activities are concentrated in the paper handling and semiconductor industries, with manufacturing of short run high technology items constituting a growing part of the effort. Venture has been seeking to diversify into other industries such as the Medical industry with some degree of success.

Business of GJ

  General

    GJ designs, develops, produces (through contract manufacturers) and markets on a worldwide basis, intelligent paper handling devices for analog copiers and computer controlled digital copiers and printers. GJ is a leading independent supplier of sorters (devices which collate paper sheets) to the convenience analog copier market, and supplies feeders, mailboxing sorters, stackers and finishers (devices which staple and punch sets of sheets) for the computer controlled digital copier and printer market. GJ customizes its products for inclusion in the copiers and printers of OEMs. Sorter products presently remain GJ's principal source of revenues.

    GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Xerox, Fuji Xerox, Panasonic and Kyocera Mita. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GU. Marketing in Europe is conducted by GJ and GU.

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

  GJ Products

    Currently, GJ's products are primarily paper input and output devices for copiers. GJ has development and customization contracts with a number of OEMs for several new products for intelligent electronic digital copiers and page printers.

    Sorters.  The sorters sold by GJ are designed for use with a variety of convenience copiers and are available with either 10 or 20 receiving bins. These products may be attached quickly and easily to a copier or may be designed to be an integral part of the copier. Some of GJ's sorters are controlled by intelligence contained within the copier, which communicates with the sorter through a customized interface, while others contain the necessary intelligence to stand alone and receive output from the copier or mechanically and electronically interface with a copier.

    Other Products.  GJ's products include certain additional automatic paper feeders and specialized output print stations. These include high capacity sheet feeders applicable to a variety of laser printers, a specialized high capacity stacker for a high speed laser printer, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers, facsimile machines and a specialized wide format printer. It has under development products for stapling, hole punching and booklet-making output from digital copiers and printers. It is presently anticipated that these products will be introduced in fiscal 2002.

  Diversified Activities

    GTL, a 95% owned subsidiary, engages in diversified activities which do not principally involve paper handling devices, except that in December 2000 it entered into an agreement providing marketing rights to a wide format printer produced by Mastermind Company (a Japanese Company).

    This Agreement gave GTL exclusive marketing rights outside of Japan for two years (and outside of Korea until September 30, 2001). GTL is obligated to purchase 102 units from the manufacturer at an approximate cost of $1.5 million by December 31, 2001. At March 31, 2001 it had purchased 24 units. By June 30, 2001 it had purchased an additional 12 units. By June 30 three units had been sold. In the second year GTL is obligated to purchase 150 units in order to maintain exclusivity.

    GTL's other activities include distribution of Dippin Dots Ice Cream in Japan and the purchase and resale of certain electronic components pursuant to a Joint Venture Agreement executed in June 2001.

  GJ Marketing and Customers

    General.  GJ sells its products domestically and internationally to OEMs. GJ has licensed certain OEMs to manufacture and sell certain products for use in conjunction with the OEMs' copiers marketed to other companies.

    GJ periodically develops new products or a variation of an existing product in consultation with an OEM which has agreed to pay for or share in the cost of the development work, then submits a prototype for evaluation to the OEM customer who may agree to purchase such product in commercial quantities and who may share tooling and initial production costs. In other cases, an OEM will present GJ with a copier, printer or other product in the research and development stage and engage GJ (at the OEM's expense) to design a paper handling device to fit the OEM's specifications. Any unique interface designed to work only with an OEM's particular equipment may be exclusive to the OEM; GJ retains ownership of the basic technology and any other technology developed by GJ for use in its business. GJ also develops products at its own expense, based on its evaluation of future market requirements.

    In fiscal 2001, Xerox, Fuji Xerox, Xerox Ltd. and Panasonic accounted for 23%, 14%, 12% and 10%, respectively, of the Registrant's consolidated revenues. In fiscal 2000, Xerox, Panasonic and Xerox, Ltd. accounted for 33%, 14% and 10%, respectively, of the Registrant's consolidated revenues. In fiscal 1999, Xerox and Xerox Ltd. accounted for 30% and 16%, respectively, of the Registrant's consolidated revenues. A loss of any of the current principal customers could have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

    Based on Xerox's system for evaluation of vendors in view of business/quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

    Licenses.  GJ has certain agreements and has granted certain licenses to others, described below, to manufacture products using its technology. Most of these licenses were originally entered into before 1991.

    In exchange for a lump sum payment, the Registrant and a major OEM customer entered into a paid up, royalty-free, worldwide release and agreement not to assert against the OEM most of the Registrant's patents relating to sorters existing at the time of the agreement. This agreement is limited to sorters made, used or sold by the OEM or its affiliates for use only with certain products made by or for the OEM or its affiliates. In addition, this OEM has been granted a non-exclusive worldwide license on a royalty basis limited to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. The Registrant and the OEM amended this license to include additional defined sorters in exchange for an additional royalty payable to the Registrant, in conjunction with the grant of royalty-free cross licenses between the Registrant and the OEM with respect to certain conflicting patent rights of the Registrant in the United States and the OEM in Japan.

    Another major OEM was granted a limited nonexclusive worldwide license for a lump sum payment and future royalties restricted to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. Such sorters are limited by definition of size, capacity and copier speed.

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

    These agreements generated royalty revenues of approximately $954,000 during the fiscal year ended March 31, 2001, $1,153,000 during the fiscal year ended March 31, 2000 and $2,213,000 during the fiscal year ended March 31, 1999. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products to the OEMS. The licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to non affiliates.

  GJ Competition

    GJ's principal competition for its sorters for convenience copiers is from its OEM licensees who generally have much larger resources than GJ. GJ also experiences competition, to a more limited extent, from other OEMs, and from other manufacturers of sorters using different technology.

    In its marketing of digital products, GJ faces competition from a number of companies, many of whom have substantially greater resources.

  GJ Patents and Proprietary Technology

    GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 1 to 15 years. Patent applications are pending on most of GJ's recently introduced new products which address the digital copier market. Patents have been obtained or patent applications are pending in the United States and Japan, relating to GJ's paper stapling, punching, mailboxing and decurling technologies for digital copier and multi-function machines. During the fiscal year ending March 31, 2001 GJ has systematically allowed certain of its patents in the U.S. and elsewhere which do not cover current products to lapse.

    GJ also has United States and foreign patents and has several additional patent applications pending in the United States and abroad relating to paper feeding devices for use with digital copier and printer products.

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

    GU and GJ's contracted manufacturers have obtained quality systems certification under ISO 9001 (an International Standard promulgated under the European Economic Community Mandate).

Business of Venture Engineering, Inc.

    Venture performs manufacturing and contract engineering services relating to the customer's own products, for OEMs and other customers. Venture offers professional turnkey services ranging from design concepts through manufacturing production. It markets its services independently of the engineering services performed by GJ for GJ's OEM customers, referred to above. Venture has also obtained quality systems certification under ISO 9001.

    Engineering services performed by Venture are principally related to paper-handling products, semiconductor processing equipment, waterjet metal fabrication and medical devices, including electronic motion control devices and devices used for putting marks on paper/media. These devices and applications include printer-plotters, peripheral media handling, specialized printing and support, micro BGA semi-conductor handling, and control and assembly of medical implants. Services are also performed for other applications such as manufacturing robotics and test and process control equipment. Services are typically billed on a fixed price basis although time and material and royalty projects are also utilized.

    Venture is also developing devices for processing automation equipment for the semi-conductor industry both at the chip level and final packaging level. Venture is concentrating on projects that can lead to long-term manufacturing contracts.

    Manufacturing services principally include fabrication, assembly and testing of complex electro-mechanical assemblies for customers in such diverse fields as computer/printer equipment, semiconductor processing, medical equipment and currency handling equipment. A concerted effort is made to obtain customers for engineering services that have or will utilize Venture's manufacturing services.

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

Costs and Revenues of Development Engineering Services

    In fiscal 2001, 2000 and 1999 the Registrant, on a consolidated basis, spent approximately $10,494,000, $2,742,000 and $3,011,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $7,691,000, $1,401,000 and $1,178,000, in fiscal 2001, 2000 and 1999, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $6,506,000, $1,162,000, and $895,000 in fiscal 2001, 2000 and 1999, respectively.

Backlog

    Registrant's order backlog from consolidated operations was estimated at approximately $11,400,000 at March 31, 2001 and $13,600,000 at March 31, 2000. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

    As of June 2001, Gradco and its subsidiaries employed 127 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

    (c)  Financial Information about Geographic Areas.

    For the fiscal year ended March 31, 2001, $31,252,000 of the Registrant's consolidated revenues were attributed to sales in the United States and $19,987,000 were attributed to foreign countries ($14,928,000 to Japan). For the fiscal year ended March 31, 2000, $32,228,000 of the Registrant's consolidated revenues were attributed to the United States and $19,046,000 were attributed to foreign countries ($19,004,000 to Japan). For the fiscal year ended March 31, 1999, $51,062,000 of the Registrant's consolidated revenues were attributed to the United States and $30,755,000 were attributed to foreign countries ($30,654,000 to Japan). The Registrant attributes its revenues to countries based on the location of the subsidiary's office generating the sale. In its foreign sales, Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

    The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had a foreign currency gain of $293,000 in fiscal year 2001 and losses of $487,000 and $482,000 in fiscal years 2000 and 1999, respectively, arising from changes in the relationship of the yen and dollar during each of those years.

    Financial information regarding foreign and domestic operations is set forth in Note 8 of Notes to the Registrant's Consolidated Financial Statements filed in response to Item 8 below.

Item 2. Description of Property.

    Gradco's corporate offices are located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109. The lease is month to month.

    GJ's principal office is located in Tokyo, Japan. The principal office of GU is located in Irvine, California. Venture has its office, engineering, development and light production facilities in Carrollton, Texas.

Item 3. Legal Proceedings

  DuBois v. Gradco Systems, Inc. et al.

    Gradco and its (now former) president, Keith Stewart, were sued in an action filed in March 1988 in the United States District Court in Bridgeport, Connecticut, by R. Clark DuBois ("DuBois"), a former employee of the Registrant. This case was settled in September 2000 with a payment of $3,200,000 which was charged to expense in the second quarter of the fiscal year ended March 31, 2001.

  Bankruptcy of Mita Industrial Co., Ltd.

    In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company charged $5,543,000 to expense during fiscal year 1999. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. The Company recorded a non-current receivable and a pre-tax credit to income in the year ended March 31, 2000 in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate.

Item 4. Submission of Matters to Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters.

    (a)  Market Information.

    Gradco common stock was traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol GRCO until July 9, 2001. Thereafter it is anticipated that it will be traded on the NASD Bulletin Board. The following table sets forth the quarterly high and low closing sales prices from April 1, 1999 to March 31, 2001.

Quarter Ended	High	Low
June 30, 1999	$3.38	$1.63
September 30, 1999	$2.69	$0.94
December 31, 1999	$2.19	$1.00
March 31, 2000	$2.63	$1.06
June 30, 2000	$2.59	$1.38
September 30, 2000	$1.75	$1.25
December 31, 2000	$1.75	$0.63
March 31, 2001	$1.25	$0.61

    (b)  Holders.

    The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 15, 2001 is 650.

    (c)  Dividends.

    Gradco has not declared any dividends on its common stock. The present policy of Gradco's board of directors is to retain earnings to provide funds for the operation and expansion of Gradco's business as well as to repurchase up to 2 million shares of its common stock in the market from time to time.

Item 6. Selected Financial Data.

    The following selected financial data should be read in conjunction with the consolidated financial statements of Gradco and the notes thereto included elsewhere herein (in thousands, except per share amounts).

	Years Ended March 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statement of operations data:
Revenues:	$51,239	$51,274	$81,817	$120,999	$100,887

Costs and expenses:
Cost of sales	32,987	36,715	62,362	95,019	79,271
Other operating expenses	18,991	13,244	13,753	14,274	14,770
Interest income, net	(393)	(394)	(262)	(160)	(183)
Provision for doubtful Mita receivable	—	(935)	5,543	—	—
DuBois/Hamma litigation settlements	3,200	—	5,000	—	—

	54,785	48,630	86,396	109,133	93,858

Earnings (loss) before income taxes and
minority interest	(3,546)	2,644	(4,579)	11,866	7,029
Income taxes	3,272	1,182	(2,317)	4,378	2,983
Minority interest	(84)	(18)	(72)	1,102	1,194

Net earnings (loss)	$(6,734)	$1,480	$(2,190)	$6,386	$2,852

Basic earnings (loss) per common share	$(.95)	$.19	$(.28)	$.82	$.36

Average shares outstanding, basic EPS	7,105	7,609	7,897	7,809	7,799

Diluted earnings (loss) per common share	$(.95)	$.19	$(.28)	$.79	$.36

Average shares outstanding, diluted EPS	7,105	7,616	7,897	8,051	7,832

Balance sheet data:
Working capital	$8,684	$16,631	$15,388	$17,240	$19,418
Total assets	33,802	38,158	43,902	48,471	58,086
Long-term debt	—	—	—	2	15
Shareholders' equity	15,404	23,467	21,030	21,473	15,339

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

    Revenues for the fiscal year ended March 31, 2001 decreased by $35,000 from the prior year. Net sales decreased by $5,180,000 (10.6%), from $48,959,000 to $43,779,000, representing the combined effect of a $12,290,000 decrease in sales in the office automation market due to a 30% decrease in unit sales and increases in sales by Venture and GTL of $4,749,000 and $2,361,000, respectively. The yen changed by less than 1% against the dollar for the year and therefore revenues derived from yen denominated sales were virtually unaffected when translated into dollars. Revenues from development engineering services increased by $5,344,000, principally from customer funding of two new programs being developed by GJ, and royalties decreased by $199,000.

    Revenues for the fiscal year ended March 31, 2000 decreased by $30,543,000 (37.3%) from the prior year primarily due to a decrease of $29,663,000 (37.7%) in net sales, from $78,622,000 to $48,959,000. Unit sales in the office automation market decreased by 50% and Venture's sales decreased 14%. A stronger yen, which increased by 12% against the dollar during the year, caused an increase of $3.1 million in revenues when yen denominated sales were translated into dollars. Revenues from development engineering services increased by $267,000 from increased business at Venture and royalties decreased by $1,147,000.

    Due to the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. GTL, GJ's 95% owned subsidiary, is also engaging in a variety of diversified businesses. In March 2000 it began the distribution of Dippin' Dots ice cream in Japan and it is exploring and developing other technical and non-technical business opportunities. In December 2000 it entered into a contract to distribute a wide format printer outside of Japan.

Costs and Expenses

    Gross margin on net sales was 24.7%, 25.0% and 20.7% in fiscal 2001, 2000 and 1999, respectively. The increase in the 2000 fiscal year was primarily from unit price increases resulting from lower volumes coupled with an increase in margins in Venture's contract manufacturing business.

    Research and development expenses ("R&D") in fiscal 2001 totaled $10,494,000 (20.5% of revenues), compared to $2,742,000 (5.3% of revenues) in fiscal 2000 and $3,011,000 (3.7% of revenues) in fiscal 1999. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, were $7,961,000, $1,401,000 and $1,178,000. The increase from fiscal 2000 to 2001 was principally attributable to the aforementioned development engineering service contract expenses incurred by GJ and the increase from fiscal 1999 to 2000 was attributable to Venture. R&D expenses incurred on behalf of internal R&D efforts were $2,533,000, $1,341,000 and $1,833,000 for the same periods.

    Selling, general and administrative expenses ("SG&A") decreased by $1,225,000 (12.2%) in fiscal 2001 from the prior year. The majority of this decrease ($957,000) was attributable to the fact that the GJ retirement plan was terminated in fiscal 2000 and therefore there was no expense in fiscal 2001 (see Note 6 of "Notes to Consolidated Financial Statements" set forth in Item 8 below). Reductions were made in personnel and other SG&A costs at GJ and GU, but were partially offset by an increase of $313,000 in SG&A at Venture resulting from its increased business. SG&A decreased by $245,000 (2.4%) in fiscal 2000 from the prior year. Although there was a one-time charge of $693,000 included in SG&A attributable to the termination of the GJ retirement plan, this was more than offset by a reduction of $250,000 in patent amortization costs and lower personnel costs at each of the Registrant's significant subsidiaries.

    There was a foreign currency gain of $293,000 in fiscal 2001 compared to losses of $487,000 and $482,000 in fiscal years 2000 and 1999, respectively. In fiscal 1999, the Registrant took a $5,000,000 charge for the settlement of the Hamma litigation and a $5,543,000 charge due to the bankruptcy petition filed by Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers. In fiscal 2000, Mita's reorganization plan was approved by the bankruptcy court and Mita was directed to repay 18% of the unsecured creditors' debt over a period of 10 years. The Registrant recorded a pre-tax credit to income in the amount of $935,000 in the third quarter, representing the present value of the non-interest bearing payments to be received. In fiscal 2001, the Registrant took a $3,200,000 charge for the settlement of the DuBois litigation.

Pre-tax Earnings, Income Taxes and Minority Interest

    As a result of the above factors, earnings (loss) before income taxes and minority interest were ($3,546,000), $2,644,000 and ($4,579,000) in fiscal 2001, 2000 and 1999, respectively. The tax provisions (benefit) of $3,272,000, $1,182,000 and ($2,317,000) in fiscal 2001, 2000 and 1999, respectively, primarily comprise foreign taxes on the earnings (loss) of GJ and state taxes on the earnings of GU. The Registrant's consolidated effective tax rate increased in fiscal 2001 primarily as a result of increasing the valuation allowance on deferred tax benefits associated with the net operating loss carryforwards ("NOLs") in Japan to reflect the uncertainty of GJ and GTL being able to utilize the NOLs before they expire. The tax rate decreased in fiscal 2000 from the prior year as domestic income, taxed at a lower rate, represented a greater share of total pre-tax earnings and a portion of the domestic income was sheltered from federal taxes. The tax rate increased in fiscal 1999 from the prior year as domestic income was sheltered from federal taxes while deferred foreign tax benefits were provided on the foreign losses. For further discussion regarding the tax provisions, see Note 4 of "Notes to Consolidated Financial Statements" set forth in Item 8 below.

Litigation

    The federal case brought against the Company and its (now former) president, Keith Stewart, in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company, was settled before trial in September 2000. Pursuant to such settlement, Gradco paid $3,200,000 to Mr. DuBois. The $3.2 million, or $.45 per share, was charged to expense in the second quarter of fiscal year 2001. Because the Company has substantial net operating loss carryforwards for federal tax purposes, no tax benefits were recognized as a result of this charge.

    In another case brought by John Hamma, a former employee, on December 17, 1998, following a federal District Court decision finding that Gradco was liable to Mr. Hamma and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under an agreement providing royalties based on Gradco revenue from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco paid $5,000,000 and issued 250,000 five-year warrants exercisable immediately, all of which are currently outstanding, to purchase shares of Gradco Systems, Inc. common stock at $4.00 per share. Gradco paid $3,000,000 in cash at the date of closing, $1,000,000 on November 15, 1999 and $1,000,000 on November 15, 2000. On an after-tax basis, this charge amounted to $3,300,000, or $.42 per share, which was recorded in the third quarter of fiscal year 1999.

Effects of Inflation

    To date, the Registrant has not experienced significant inflationary cost increases.

Liquidity and Capital Resources

    Working capital decreased by $7,947,000 at March 31, 2001, to $8,684,000, from the prior year-end amount, primarily as a result of the loss from operations and unfavorable currency translation adjustments. Working capital was $16,631,000 at March 31, 2000, an increase of $1,243,000 from March 31, 1999, primarily from income from operations.

    Net cash of $3.7 million and $0.7 million was used in operations in fiscal 2001 and 2000, respectively, as compared to net cash of $4.3 million being provided by operations in fiscal 1999. Net earnings before non-cash charges for depreciation, amortization, unrealized foreign currency transactions, deferred taxes, provision for losses on accounts receivable and sales of property and equipment, stock-based compensation and minority interest used $3.9 million in cash in 2001, while these same items provided $3.3 million in cash in 2000 and $2.3 million in 1999.

    Changes in accounts receivable, inventory, and prepaid and other assets used $5.8 million in 2001, but provided $3.5 million and $7.0 million in 2000 and 1999, respectively.

    Changes in accounts payable, notes payable to suppliers, accrued expenses, income taxes payable and other liabilities provided $7.0 million in 2001, but used $6.5 million and $5.0 million in 2000 and 1999, respectively.

    In 2001 and 2000 $1.0 million was used for the installment payments on the Hamma litigation settlement.

    Net cash used in investing activities for acquisition of property and equipment was $0.2 million, $0.1 million and $0.2 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2000, $0.2 million was used to purchase a license to sell Dippin' Dots ice cream in Japan. In fiscal 1999, $2.0 million was used to purchase certificates of deposit, $1.0 million of which was redeemed in fiscal 2000 and the other $1.0 million was redeemed in fiscal 2001.

    Net cash used in financing activities was $0.4 million in fiscal 2001, representing the purchase of 256,411 shares of treasury stock and $1.3 million in fiscal 2000, representing the purchase of 687,075 shares of treasury stock. Net cash provided by financing activities was $0.1 million in fiscal 1999, primarily from the exercise of stock options.

    Exchange rate changes associated with a weaker yen in fiscal 2001 caused a decrease of $1.1 million in cash and increases of $1.1 million and $1.6 million in cash were caused by a strengthening yen in fiscal 2000 and 1999, respectively.

    At March 31, 2001, the Registrant had $7.8 million in cash and no long-term debt. The Registrant's Japanese subsidiary has informal credit facilities with a Japanese bank and Venture has a $750,000 line of credit. There were no borrowings at March 31, 2001. The Registrant believes that its cash and credit facilities are adequate for its short and long-term needs. The Registrant does not have any material commitments for capital expenditures.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interests rates. The Registrant is exposed to certain levels of market risks, especially changes in foreign currency exchange rates. Interest rates currently have little effect on the Registrant since it has no debt.

    The Registrant conducts a significant portion of its business in Japanese yen. There have been substantial fluctuations between the yen and the U.S. dollar over the past several years and it is possible that such fluctuations will continue. These fluctuations could have a material adverse effect on the Registrant's revenues and results of operations.

    The Registrant does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

    Response to this Item is contained in Item 14(a).

Item 9. Disagreements in Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    (a) The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present. Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stock-holders of the Registrant, which is expected to be held in October 2001.

Name	Position
Martin E. Tash	Chairman of the Board, President and Chief Executive Officer
Harland L. Mischler	Executive Vice President, Chief Financial Officer and Director
Bernard Bressler	Secretary, Treasurer and Director
Robert J. Stillwell	Director
Thomas J. Burger	Director
Masakazu (Mark) Takeuchi	Director of Registrant; President and Director of GJ*

*
Term expires at ordinary general shareholders meeting of GJ for fiscal 2002.

    (b) The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name	Business Experience
Martin E. Tash, Age 60	Mr. Tash has been Chairman of the Board and Chief Executive Officer of the Registrant since October 1990, and President of the Registrant since October 1991. Until June 1998 Mr. Tash was also Chairman of the Board and President of Plenum Publishing Corporation, a position he had held since July 1977. After the sale of Plenum to a third party Mr. Tash resigned.
Harland L. Mischler, Age 69	Mr. Mischler has been Chief Financial Officer and a director of the Registrant since October 1990, and Executive Vice President of the Registrant since October 1991. Mr. Mischler is a certified public accountant. Mr. Mischler served as Vice President, Controller and Treasurer of Hobart Corporation from 1966 to 1981. From 1981 to 1984 he was Vice President of Finance of Bausch & Lomb, Inc. At that time he purchased, with another, Applied Research Laboratories, Inc., an analytical instrument company, in a leveraged buyout from Bausch & Lomb. After such company was sold profitably in 1987, Mr. Mischler founded HLM Capital Resources, Inc., a private investment and holding company of which he is President and Chairman.

Bernard Bressler, age 73	Mr. Bressler has been Secretary and director of the Registrant since October 1990 and Treasurer of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. Mr. Bressler was also a director of Plenum Publishing Corporation until its sale.
Robert J. Stillwell, age 65	Mr. Stillwell has been a director of the Registrant since October 1991. Mr. Stillwell owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 30 years ago, and he owns and operates Nationwide Property Management, which handles diverse real estate investments in which he is involved. In 1985, Mr. Stillwell founded and is the principal owner of Service Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.
Thomas J. Burger, age 54	Mr. Burger has been a director of the Registrant since October 1993. He is Associate Senior Vice President of NEC America, Inc. (a position he has held since July 1993), and is responsible for the sale and marketing of its business telephone systems throughout the United States. Prior thereto, he was President and a director of two wholly-owned subsidiaries of NEC America Inc., which conducted the sales, installation and maintenance of NEC communication systems and networks throughout the Central, South and Western United States. From August 1988 to December 1989 Mr. Burger was President and a director of Marcom Communications Inc. After he reorganized its telecommunication subsidiary, the subsidiary was sold to NEC America and he became an employee of NEC. In July 1987 Mr. Burger founded Astra Services Inc., a computer company providing various software development services to the communications industry. Astra Services was sold profitably in 1992. From 1973 to 1987 Mr. Burger was employed in various capacities by Telecom Plus International Inc., one of the major independent interconnect companies in the U.S. He became President in 1980, a position he held until May 1987 when the company was sold to Siemens Communications.
Masakazu (Mark) Takeuchi, age 64	Mr. Takeuchi has been a director of the Registrant since September 1997. He has been President and Chief Executive Officer of GJ since 1989 and a director of GJ since 1988. He is also President and a director of GU. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990. Mr. Takeuchi was also Chairman of GJ from August 1988 until December 1988. Previously, from 1961, Mr. Takeuchi was employed by C. Itoh & Co. Ltd. in various positions.

Item 11. Executive Compensation.

    (a)  Summary Compensation Table.

    The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 15, 2001 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 2001, 2000 and 1999: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 2001 required to be disclosed in column (c) below exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus($)(1)(2)	Securities Underlying Options(3)
Martin E. Tash(1) Chairman of the Board, President and Chief Executive Officer	2001 2000 1999	125,000 125,000 125,000	100,000 — —
Masakazu (Mark) Takeuchi(2) President, Gradco (Japan) Ltd.	2001 2000 1999	309,167 307,125 267,419	78,000 — —
Akira (Tony) Shinomiya(2) Chief Financial Officer Gradco (Japan) Ltd.	2001 2000 1999	272,826 271,024 235,358	46,000 — —

(1)
With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2)
With regard to Messrs. Takeuchi and Shinomiya, the amounts shown in this column represent compensation paid to such individuals for services as executive officers of GJ. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen, there was a 5.8% increase in compensation from 1999 to 2000. When measured in yen the compensation in 2001 was the same as that in 2000. As of June 29, 2001, Mr. Shinomiya is no longer an officer or employee of GJ.

(3)
Represents the number of shares of common stock issuable upon the exercise of options granted to the named officer pursuant to the 2000 Stock Option Plan (see below) during each fiscal year including options granted as a replacement for options originally granted under the Company's 1997 stock option plan. See 3(b)(i) and 3(b)(ii) below.

    (b)  Stock Option Plans.

      (i)  On September 11, 1997, the Board of Directors adopted the Registrant's 1997 Stock Option Plan (the "1997 Plan") which provides for the grant of options which do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. In August 2000 the Board of Directors terminated the Plan and granted options to option holders under such Plan options under the 2000 Plan (see below) under terms identical to the previously granted 1997 options.

      Gradco also has a 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan, which provided for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options, terminated on May 25, 1998 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options. Currently, options for 115,000 shares are outstanding under the 1988 Plan.

      The Stock Option Committee, which administers the 1988 Plan, is appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1988 Plan, the Committee's powers under such Plan are limited to such administrative matters as may arise with regard to currently outstanding options.

      (ii) In August 2000, the Board of Directors approved the adoption of a 2000 Stock Option Plan offering Incentive Stock Options ("ISO's") and Non-Qualified Stock Options ("NQSO's"). This Plan was approved by the Registrant's stockholders at the annual meeting held on September 22, 2000. The plan provided for 700,000 shares and the Board reserved 267,500 shares to replace NQSO's previously granted under the 1997 plan. As of June 30, 2001 there are 399,500 options outstanding under this plan owned by employees of the Company. The plan is administered by the Board of Directors.

      Including options replacing options previously granted under the 1997 Stock Option Plan, options for 224,000 shares were granted to executive officers named in the Summary Compensation Table (above) under the 2000 Stock Option Plan and no options were exercised by said executive officers under either stock option plan. 46,000 options were granted to Mr. Shinomiya before the termination of his employment and are not expected to be exercised.

    The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 2001 together with the value of such options as of March 31, 2001.

UNEXERCISED OPTIONS AT FISCAL YEAR-END

Name	Number of Securities Unexercised at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/ Unexercisable ($)
Martin E. Tash	150,000 / None	None
Masakazu (Mark) Takeuchi(1)	60,000 / 18,000	None
Akira (Tony) Shinomiya(1)	40,000 / 6,000	None

(1)
Mr. Takeuchi is the Chief Executive Officer of Gradco (Japan) Ltd. Mr. Shinomiya terminated his employment with the Company as of June 29, 2001. See note 1 in Item 10(a).

    (c)  Retirement Plan (GJ).

    In June 1994, GJ adopted a retirement plan providing that, subject to approval by GJ's shareholders at the time of proposed payment, a retirement allowance be paid by GJ to a member of GJ management who retires after his term of office or by reason of reaching his mandatory retirement age. The amount of the retirement allowance is determined by a formula multiplying (1) the monthly salary at the time of retirement, by (2) the number of years served, by (3) a factor which varies depending upon the office held by the eligible individual. Each of Messrs. Takeuchi and Shinomiya is eligible for payments under this Plan upon his retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit at year end. The loans, which will bear interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. Mr. Takeuchi's vested benefit is ¥103,000,000 ($830,000) and Mr. Shinomiya's benefit is ¥85,000,000 ($685,000) at March 31, 2001.

    (d)  Compensation of Directors.

    Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 2001 fiscal year.

    Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 2001. This amount is included in the Summary Compensation Table in Item 11(a) above.

    HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 2001.

    All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 2000 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 2001. As of that date, Mr. Mischler held options for 46,000 shares and Messrs. Stillwell and Burger each held options for 7,500 shares, all of which were issued under the 1988 Plan.

    Bernard Bressler, a practicing attorney, receives compensation based on his usual hourly rate for attendance at Board meetings.

    (e)  Indemnification.

    The Registrant's By-Laws provide that it shall, to the fullest extent permitted by the Nevada General Corporation Law, indemnify any person against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director, officer, employee or agent of the Registrant. Accordingly, all current officers and directors of the Registrant are entitled to indemnification by the Registrant under this provision. In addition, James P. Owens, who is Vice President, Finance and Administration of GU is entitled to indemnification under such provision based on his activities in such capacity.

    (f)  Compensation Committee Interlocks and Insider Participation.

    The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 2001, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 15, 2001 based on 6,879,148 shares of Common Stock, no par value, outstanding as of such date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock, no par value	Dimensional Fund Advisors, Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	620,574(1)	9.0%
	Mitchell Partners, L.P. and James E. Mitchell c/o James E. Mitchell General Partner 650 Town Center Drive, 6th Floor Costa Mesa, California 92626	389,277(2)	5.7	%(3)

(1)
As set forth in Schedule 13G, dated February 2, 2001, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 620,574 shares as of December 31, 2000, all of which shares are held on behalf of advisory clients of Dimensional, a registered open-end management investment company. To the knowledge of Dimensional no such client owns more than 5% of Gradco stock. Dimensional disclaims beneficial ownership of all such shares.

(2)
As set forth in Schedule 13D, dated November 15, 2000, James E. Mitchell is the sole general partner of Mitchell Partners with sole control over all matters relating to investment and voting control. Mitchell Partners is in the securities investment business.

(3)
Mitchell Partners owns 387,277 shares and James E. Mitchell owns 2,000 shares all of which are subject to the sole power to vote and sole power to dispose of James E. Mitchell.

    (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (7 persons), as of June 15, 2001.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Common Stock, no par value	Martin E. Tash	396,548(2)		5.6%
	Harland L. Mischler	115,000(3)		1.7%
	Bernard Bressler	29,273(4)		*
	Robert J. Stillwell	34,600(5)		*
	Thomas J. Burger	7,500(6)		*
	Masakazu (Mark) Takeuchi	60,000(7)		*
	Akira (Tony) Shinomiya	40,000(7)	(8)	*
	All Executive Officers and Directors as a Group (comprising the 7 persons shown above)	682,921(9)		9.5%
*
Less than 1%

(1)
In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note (9).

(2)
Includes 162,743 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 60,000 shares owned by Mr. Tash jointly with his wife and 23,805 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 150,000 shares of the Registrant's stock.

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

(5)
Includes 27,100 shares held for Mr. Stillwell in an individual retirement account, and 7,500 shares which may be acquired upon the exercise of currently exercisable options.

(6)
Represents shares which may be acquired upon the exercise of currently exercisable options.

(7)
See note (1) to table in Item 10(a). The number of shares shown above represents those which are subject to currently exercisable options.

(8)
Mr. Shinomiya has terminated his employment effective June 29, 2001.

(9)
The number of shares and percentage owned includes 335,000 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

Item 13. Certain Relationships and Related Transactions

    Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 2001 fiscal year, the Registrant paid legal fees and expenses of $172,622.69 to such firm.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

    (b) 8-K Reports—:

      1.  March 23, 2001—Notification of Change of Accountants

      2.  April 6, 2001—Amendment to include letter from prior Accountants.

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
10.18	Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995, incorporated by reference from Form 10-K for fiscal year ended March 31, 1996, Exhibit 10.19.
22	List of Significant Subsidiaries
(i) Gradco (Japan) Ltd. (Japan) (ii) Venture Engineering, Inc. (Texas) (iii) Gradco (USA) Inc. (California)
23	Consent of PricewaterhouseCoopers LLP—filed herewith.
23.1	Consent of Grant Thornton LLP—filed herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2001	GRADCO SYSTEMS, INC.
	By:	/s/ MARTIN E. TASH Martin E. Tash Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. TASH Martin E. Tash	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 2, 2001
/s/ HARLAND L. MISCHLER Harland L. Mischler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	July 2, 2001
/s/ BERNARD BRESSLER Bernard Bressler	Secretary, Treasurer and Director	July 2, 2001
/s/ ROBERT J. STILLWELL Robert J. Stillwell	Director	July 2, 2001
/s/ THOMAS J. BURGER Thomas J. Burger	Director	July 2, 2001
/s/ MARK TAKEUCHI Mark Takeuchi	Director	July 2, 2001

FORM 10-K—ITEM 14(a)

    GRADCO SYSTEMS, INC.
INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

S–1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Gradco Systems, Inc.

We have audited the accompanying consolidated balance sheet of Gradco Systems, Inc. as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gradco Systems, Inc. as of March 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP
Irvine, California
June 28, 2001

S–2

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Gradco Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page S-1 present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries at March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page S-1 presents fairly, in all material respects, the information set forth therein for the fiscal years ended March 31, 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Costa Mesa, California
June 13, 2000

S–3

GRADCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$7,791	$12,208
Short-term investments	—	1,000
Accounts receivable, less allowance for doubtful accounts of $90 and $88, respectively	14,181	12,353
Inventories	2,977	1,739
Deferred income taxes	155	1,436
Other current assets	428	369

Total current assets	25,532	29,105
Property and equipment, net	595	723
Cash surrender value of life insurance	915	1,066
Excess of cost over acquired net assets, net of accumulated
amortization of $624 and $581, respectively	1,105	1,148
Deferred income taxes	1,674	3,104
Other assets	3,981	3,012

	$33,802	$38,158

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,292	$5,672
Notes payable to suppliers	6,552	4,426
Accrued expenses	1,323	1,928
Income taxes payable	681	448

Total current liabilities	16,848	12,474
Non-current liabilities	601	744
Excess of fair value of net assets acquired over cost, net of accumulated amortization of $1,400 and $1,000, respectively	400	800
Minority interest	549	673
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, no par value; authorized 7,500,000 shares, none issued
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares; outstanding 6,969,948 and 7,226,359 shares, respectively	46,454	46,164
Accumulated deficit	(31,416)	(24,682)
Accumulated other comprehensive income	1,982	3,240
Less cost of common stock in treasury, 943,486 and 687,075 shares, respectively	(1,616)	(1,255)

Total shareholders' equity	15,404	23,467

	$33,802	$38,158

See accompanying notes to consolidated financial statements.

S–4

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended March 31,
	2001	2000	1999
Revenues:
Net sales	$43,779	$48,959	$78,622
Development engineering services	6,506	1,162	895
Licenses and royalties	954	1,153	2,300

	51,239	51,274	81,817

Costs and expenses:
Cost of sales	32,987	36,715	62,362
Research and development	10,494	2,742	3,011
Selling, general and administrative	8,790	10,015	10,260
Foreign currency transaction (gains) losses	(293)	487	482
Provision for (recovery of) doubtful Mita receivable	—	(935)	5,543
DuBois/Hamma litigation settlements	3,200	—	5,000

	55,178	49,024	86,658

Income (loss) from operations	(3,939)	2,250	(4,841)
Interest expense	(2)	(1)	(4)
Interest income	395	395	266

Earnings (loss) before income taxes and minority interest	(3,546)	2,644	(4,579)
Income tax expense (benefit)	3,272	1,182	(2,317)
Minority interest	(84)	(18)	(72)

Net earnings (loss)	$(6,734)	$1,480	$(2,190)

Basic earnings (loss) per common share	$(.95)	$.19	$(.28)

Average shares outstanding, basic EPS	7,105	7,609	7,897

Diluted earnings (loss) per common share	$(.95)	$.19	$(.28)

Average shares outstanding, diluted EPS	7,105	7,616	7,897

See accompanying notes to consolidated financial statements.

S–5

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Accumulated Deficit		Treasury Stock
	Shares	Amount				Total
Balance at March 31, 1998	7,854,598	$45,325	$(23,972)	$120	$—	$21,473
Components of comprehensive income:
Net loss	—	—	(2,190)	—	—	(2,190)
Translation adjustments	—	—	—	1,243		1,243

Comprehensive income						(947)
Issuance of shares in exchange for Ziyad shares	86	—	—	—	—	—
Exercise of stock options	56,250	158	—	—	—	158
Stock-based compensation	—	346	—	—	—	346

Balance at March 31, 1999	7,910,934	45,829	(26,162)	1,363	—	21,030
Components of comprehensive income:
Net earnings	—	—	1,480	—	—	1,480
Translation adjustments	—	—	—	1,877		1,877

Comprehensive income						3,357
Exercise of stock options	2,500	5	—	—	—	5
Stock-based compensation	—	330	—	—	—	330
Purchase of treasury stock	—	—	—	—	(1,255)	(1,255)

Balance at March 31, 2000	7,913,434	46,164	(24,682)	3,240	(1,255)	23,467
Components of comprehensive income:
Net loss	—	—	(6,734)	—	—	(6,734)
Translation adjustments	—	—	—	(1,258)	—	(1,258)

Comprehensive income						(7,992)
Stock-based compensation	—	290	—	—	—	290
Purchase of treasury stock	—	—	—	—	(361)	(361)

Balance at March 31, 2001	7,913,434	$46,454	$(31,416)	$1,982	$(1,616)	$15,404

See accompanying notes to consolidated financial statements.

S–6

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended March 31,
	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$(6,734)	$1,480	$(2,190)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	321	685
Amortization	(347)	(304)	182
Unrealized foreign currency transaction (gains) losses	(409)	532	485
Deferred income taxes	3,104	963	(2,959)
Provision for losses on accounts receivable	4	(36)	5,769
Loss on sale of property and equipment	69	5	31
Stock-based compensation	290	330	346
Installment portion of Hamma litigation settlement	(1,000)	(1,000)	—
Minority interest	(84)	(18)	(72)
(Increase) decrease in accounts receivable	(2,862)	4,335	6,769
(Increase) decrease in inventories	(1,338)	(358)	248
(Increase) decrease in other current assets	(149)	252	(390)
(Increase) decrease in other assets	(1,437)	(728)	340
Increase (decrease) in accounts payable	3,359	(1,153)	(4,010)
Increase (decrease) in notes payable to suppliers	2,916	(5,419)	(1,339)
Increase (decrease) in accrued expenses	553	(905)	1,520
Increase (decrease) in income taxes payable	233	315	(2,369)
(Decrease) increase in other liabilities	(89)	689	1,213

Total adjustments	3,065	(2,179)	6,449

Net cash (used in) provided by operations	(3,669)	(699)	4,259

Cash flows from investing activities:
Redemption (purchase) of investments	1,000	1,000	(2,000)
Acquisition of property and equipment	(247)	(151)	(230)
Proceeds from sale of property and equipment	—	5	—
Acquisition of Dippin' Dots license	—	(172)	—

Net cash provided by (used in) investing activities	753	682	(2,230)

Cash flows from financing activities:
Acquisition of treasury stock	(361)	(1,255)	—
Repayment of notes in excess of three months	—	(3)	(12)
Proceeds from exercise of stock options	—	5	158

Net cash (used in) provided by financing activities	(361)	(1,253)	146

Effect of exchange rate changes on cash	(1,140)	1,055	1,557

Net (decrease) increase in cash and cash equivalents	(4,417)	(215)	3,732
Cash and cash equivalents at beginning of year	12,208	12,423	8,691

Cash and cash equivalents at end of year	$7,791	$12,208	$12,423

Supplemental Disclosures of Cash Flow Information:
Cash Paid (refunded) during the period for:
Interest	$2	$1	$4
Income taxes	(81)	(96)	3,036

See accompanying notes to consolidated financial statements.

S–7

GRADCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Gradco Systems, Inc. (the "Company") is a holding company which conducts its operations principally through its wholly-owned subsidiaries Venture Engineering, Inc. ("Venture") and Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. Venture performs contract engineering and manufacturing services for OEMs and other customers, primarily for the U.S. market. GTL develops other technical and non-technical business opportunities.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

    Inventories at Venture consist of materials and work-in-process necessary to conduct its contract manufacturing business. Inventories at GJ and GU consist of materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. The Company has certain contractual commitments to make spare parts available for purchase for up to six years after the end of a production cycle. Inventories at GTL consist primarily of materials and supplies used in its ice cream business. Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market (net realizable value).

Property and Equipment

    Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to ten years. Tooling is amortized over its estimated useful life, generally four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

S–8

Long-lived Assets

    The excess of cost over acquired net assets ("goodwill") is being amortized over a period of forty years. Other intangible assets are amortized over the estimated periods to be benefited which is generally five years. Goodwill and intangible assets are reviewed for impairment at a minimum on an annual basis or whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company records impairment to the extent that fair value (using future undiscounted cash flows) is less than the carrying value of the asset. See the discussion on goodwill under New Accounting Standards.

Revenue Recognition

    Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, and licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in fiscal 2001; it has not had a material effect on the Company's financial position or results of operations.

Research and Development Expenses

    Research and development expenses incurred under development engineering service contracts, research and development contracts on behalf of OEM customers and internal research and development are reflected in research and development expense.

    Research and development expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, were $1,316,000, $1,258,000 and $1,134,000. Research and development expenses on behalf of OEM customers and internal research and development expenses in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, were $9,178,000, $1,484,000 and $1,877,000.

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

Net Earnings Per Share

    Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There is no difference in average shares outstanding between diluted and basic in fiscal years 2001 and 1999 because there were net losses. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Income. A reconciliation of the average number of outstanding shares used

S–9

in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

	Fiscal Year
	2001	2000	1999
Average shares outstanding, basic EPS	7,105	7,609	7,897
Effect of dilutive securities:
Stock options	—	7	—

Average shares outstanding, diluted EPS	7,105	7,616	7,897

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

Reclassifications

    Certain reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

New Accounting Standards

    In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"), which will become effective for the Company in fiscal year 2003. SFAS 142 establishes accounting standards for purchased goodwill and intangible assets. The primary difference, as it applies to the Company currently, between the accounting standards prescribed by SFAS 142 and the existing accounting standards will be the treatment of goodwill. The Company is currently amortizing its goodwill over a period of forty years, or $43,000 per annum, but will cease its amortization under SFAS 142. Although the method of testing for impairment will differ slightly from today's method, the Company does not anticipate that the adoption of SFAS 142 will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2—MITA BANKRUPTCY

    In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company established an allowance for the full amount of Mita's indebtedness to Gradco as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. On an after-tax basis, this charge amounted to $2,803,000, or $.35 per share. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. These payments to the Company had a gross value of approximately $1.3 million since the yen had strengthened against the dollar since the bankruptcy filing. The Company recorded a non-current receivable and a pre-tax credit to income in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate. The first payment of approximately $300,000 was received in July 2000.

S–10

NOTE 3—DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

	March 31,
	2001	2000
	(In Thousands)
Inventories are summarized as follows:
Raw materials	$1,222	$874
Work-in-process	971	343
Finished goods	784	522

	$2,977	$1,739

Property and equipment, at cost, are summarized as follows:
Office, shop and automotive equipment	$1,250	$1,049
Computer equipment	985	1,017
Leasehold improvements	166	190
Tooling	2,343	4,341

	4,744	6,597
Less:
Accumulated depreciation and amortization	4,149	5,874

	$595	$723

Other assets are summarized as follows:
Deposits	$2,841	$1,250
Mita receivable	511	917
Investments	527	680
Distribution license for Dippin' Dots ice cream	92	143
Other	10	22

	$3,981	$3,012

Non-current liabilities are summarized as follows:
Accumulated benefit obligation	$501	$397
Other	100	347

	$601	$744

NOTE 4—INCOME TAXES

    Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Year
	2001	2000	1999
Current
Foreign	$19	$14	$287
Federal	6	—	—
State	143	205	355
Deferred
Foreign	2,847	477	(2,586)
Federal	257	486	(373)

Total	$3,272	$1,182	$(2,317)

S–11

    The foreign provisions for all years primarily reflect GJ income taxed in Japan.

    Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings are as follows:

	Fiscal Year
	2001	2000	1999
Tax provision (benefit) at U.S. statutory tax rate	(35.0%)	35.0%	(35.0%)
State income taxes, less federal benefit	2.6	5.0	7.7
Foreign tax expense	24.7	6.5	(12.6)
Recognition of deferred income, previously taxed	—	—	(19.7)
Stock-based compensation	2.9	4.4	5.0
Change in valuation allowance	93.8	(6.0)	—
Other	3.3	(0.2)	4.0

	92.3%	44.7%	(50.6%)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2001	2000
Deferred tax assets
Retirement benefits	$674	$804
Mita bad debt	92	163
Patent amortization	—	232
Legal settlement	—	340
Local taxes	20	59
Other	43	177
Tax loss carryforwards	11,871	12,111
Valuation allowance	(10,871)	(8,453)

	1,829	5,433

Deferred tax liabilities
Intercompany loan revaluation	—	893

	—	893

Net deferred tax assets	$1,829	$4,540

    At March 31, 2001, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $27,000,000 which will expire in 2002 through 2021 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiaries, Venture and GU. GJ and its subsidiary also have NOLs in the amount of 758,287,000 Yen ($6,120,000) which will expire in 2004 through 2006 if not utilized. At this time it is not deemed likely that all of these NOLs can be utilized and therefore a valuation allowance has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

    The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 2001, the Company's share of such undistributed foreign earnings totaled $12,000,000. Foreign withholding taxes of approximately $1,200,000 would be due upon remittance of these earnings.

S–12

NOTE 5—TREASURY STOCK

    In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to two million common shares from time to time on the open market. The Company purchased 256,411 shares at an aggregate cost of $361,000 and 687,075 shares at an aggregate cost of $1,255,000 during fiscal years 2001 and 2000, respectively. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

NOTE 6—EMPLOYEE BENEFITS

    In August 2000, the Board of Directors of the Company approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") offering Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The 2000 Plan was approved by the Company's shareholders at the annual meeting held on September 22, 2000. A maximum of 700,000 shares of the Company's common stock have been reserved for issuance pursuant to the 2000 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The Board reserved options for 267,500 shares to replace NQSOs issued and still outstanding under the 1997 Stock Option Plan (the "1997 Plan") which was terminated at that time. The replacement options carried terms identical to the previously issued options. Under the 1997 Plan, options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference was recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Options for 20,000 shares were granted during fiscal year 1999 and options for 125,000 were granted during fiscal year 2001 at prices equal to the fair market value at the dates of grant. No options were granted in fiscal year 2000. Stock-based compensation expense of $290,000, $330,000 and $346,000 is included in selling, general and administrative expenses for the years ended March 31, 2001, 2000 and 1999, respectively.

    The Company's 1988 Stock Option Plan has 115,000 options outstanding. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant.

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

S–13

    The following table summarizes stock option activity:

	Number	Weighted Average Exercise Price
Outstanding March 31, 1998	591,000	$3.02
Granted	20,000	2.44
Exercised	(56,250)	2.81
Expired	(95,750)	3.79

Outstanding March 31, 1999	459,000	2.86
Exercised	(2,500)	2.00
Expired or cancelled	(10,000)	2.00

Outstanding March 31, 2000	446,500	2.88
Granted	125,000	1.62
Expired or cancelled	(107,000)	4.55

Outstanding March 31, 2001	464,500	$2.16

    Of the options outstanding at March 31, 2001, 2000 and 1999, options to purchase 342,000, 376,250 and 323,500 shares, respectively, were exercisable at weighted average prices of $2.35, $3.03 and $3.19 per share, respectively.

    The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	94,500	9.5	$1.50	0	N/A
2.00	235,000	6.7	2.00	217,000	2.00
2.38 to 3.38	135,000	1.7	2.91	125,000	2.94

	464,500			342,000

    The Company's Japanese subsidiary had a retirement plan for its management which provided for a lump sum payment to be made to each eligible individual at his retirement date. The payment was based on a formula that factored in length of service, position held and salary at the time of retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit. The loans, which bear interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. The Company expensed the unamortized prior service cost during the third quarter of fiscal year 2000. This special charge amounted to $693,000. The amount charged to expense, including the special charge, in fiscal years 2000 and 1999 was $957,000 and $282,000, respectively.

    The Company's domestic subsidiaries each have a 401(k) employee benefits plan. All employees are eligible for the plan upon the completion of one month of service with the Company. As part of the plans, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal years 2001, 2000 and 1999, the Company contributed $51,000, $60,000 and $63,000, respectively, to the plans.

S–14

NOTE 7—COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments. Future minimum lease payments at March 31, 2001, under non-cancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

Year ending March 31,
2002	$631,000
2003	265,000
2004	174,000
Thereafter	—

$1,070,000

    Rent expense was approximately $1,105,000, $1,140,000 and $1,087,000 for fiscal years 2001, 2000 and 1999, respectively.

    There is no litigation pending against the Company. The following cases, which have been settled, involved material claims asserted against the Company:

    Hamma v. Gradco Systems Inc. et al. On December 17, 1998, following a federal District Court decision finding that Gradco was liable to Mr. Hamma and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under an agreement providing royalties based on Gradco revenue from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco paid $5,000,000 and issued 250,000 five-year warrants exercisable immediately, all of which are currently outstanding, to purchase shares of Gradco Systems, Inc. common stock at $4.00 per share. Gradco paid $3,000,000 in cash at the date of closing, $1,000,000 on November 15, 1999 and $1,000,000 on November 15, 2000. On an after-tax basis, this charge amounted to $3,300,000, or $.42 per share, which was recorded in the third quarter of fiscal year 1999.

    DuBois v. Gradco Systems Inc. et al. The federal case brought against the Company and its (now former) president, Keith Stewart, in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company, was settled before trial in September 2000. Pursuant to such settlement, Gradco paid $3,200,000 to Mr. DuBois. The $3.2 million, or $.45 per share, was charged to expense in the second quarter of fiscal year 2001. Because the Company has substantial net operating loss carryforwards for federal tax purposes, no tax benefits were recognized as a result of this charge.

NOTE 8—SEGMENT INFORMATION

    The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, GU and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture operates a second industry segment involved in high technology

S–15

engineering and manufacturing services. GTL, whose operations are focused on developing markets for new technologies and products, accounts for the remainder (in thousands).

	Paper Handling Devices	Engineering/ Manufacturing Services	New Technology/ Products	Corporate	Intersegment & Corporate Eliminations	Consolidated
Fiscal Year 2001
Revenues	$36,596	$11,972	$2,813	$—	$(142)	$51,239
Interest income	600	4	—	39	(248)	395
Interest expense	1	24	—	225	(248)	2
Depreciation and amortization	76	146	40	(357)	—	(95)
DuBois litigation settlement	—	—	—	3,200	—	3,200
Income tax expense (benefit)	3,056	(1)	1	216	—	3,272
Net earnings (loss)	(1,380)	24	(1,275)	(4,103)	—	(6,734)
Assets	42,093	4,086	1,091	7,577	(21,045)	33,802
Fiscal Year 2000
Revenues	$43,721	$7,245	$308	$—	$—	$51,274
Interest income	443	18	—	89	(155)	395
Interest expense	1	—	—	155	(155)	1
Depreciation and amortization	203	135	36	(357)	—	17
Income tax expense (benefit)	720	(28)	—	490	—	1,182
Net earnings (loss)	3,357	(373)	(308)	(1,196)	—	1,480
Assets	42,004	3,492	1,071	8,937	(17,346)	38,158
Fiscal Year 1999
Revenues	$73,552	$8,265	$—	$—	$—	$81,817
Interest income	246	9	—	49	(38)	266
Interest expense	2	1	—	39	(38)	4
Depreciation and amortization	4,192	202	—	(357)	(3,170)	867
Provision for doubtful
Mita receivable	5,543	—	—	—	—	5,543
Hamma litigation settlement	—	—	—	5,000	—	5,000
Income tax expense (benefit)	(1,949)	2	—	(370)	—	(2,317)
Net earnings (loss)	617	(736)	—	(5,061)	2,990	(2,190)
Assets	46,104	3,470	—	10,432	(16,104)	43,902

    Geographic data follows (in thousands):

	United States	Japan	Belgium	Consolidated
Fiscal Year 2001
Revenues	$31,252	$19,928	$59	$51,239
Long-lived assets	332	5,154	5	5,491
Fiscal Year 2000
Revenues	$32,228	$19,004	$42	$51,274
Long-lived assets	342	4,457	2	4,801
Fiscal Year 1999
Revenues	$51,062	$30,654	$101	$81,817
Long-lived assets	1,476	3,363	4	4,843

S–16

    The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

	Fiscal Year
	2001	2000	1999
Xerox	23%	33%	30%
Fuji Xerox	14%	N/A	N/A
Xerox Ltd.	12%	10%	16%
Panasonic	10%	14%	11%
Kyocera Mita	N/A	N/A	11%

NOTE 9—INTERIM FINANCIAL RESULTS (Unaudited)

    The following table summarizes the unaudited quarterly results of operations for fiscal years 2001 and 2000.

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share amounts)
Fiscal Year 2001
Revenues	$13,560	$12,987	$12,941	$11,751	$51,239
Costs and expenses, including interest	12,929	15,871	13,813	12,172	54,785
Earnings (loss) before income taxes	631	(2,884)	(872)	(421)	(3,546)
Net earnings (loss)	360	(2,978)	(3,357)	(759)	(6,734)
Basic earnings (loss) per common share	$.05	$(.42)	$(.47)	$(.11)	$(.95)
Diluted earnings (loss) per common share	$.05	$(.42)	$(.47)	$(.11)	$(.95)
Fiscal Year 2000
Revenues	$12,187	$12,853	$13,986	$12,248	$51,274
Costs and expenses, including interest	11,859	12,351	12,840	11,580	48,630
Earnings before income taxes	328	502	1,146	668	2,644
Net earnings	159	378	600	343	1,480
Basic earnings per common share	$.02	$.05	$.08	$.05	$.19
Diluted earnings per common share	$.02	$.05	$.08	$.05	$.19

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

S–17

SCHEDULE II

    GRADCO SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended March 31, 2001
(Amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Currency Translation Adjustments	Balance at End of Year
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Year ended March 31, 2001:
Accounts receivable	$88	$4	$2	$90
Deferred income taxes	$8,453	$2,649	$231	$10,871
Year ended March 31, 2000:
Accounts receivable	$6,508	$(36)	$6,384	$88
Deferred income taxes	$8,602	$131	$280	$8,453
Year ended March 31, 1999:
Accounts receivable	$108	$5,769	$(631)	$6,508
Deferred income taxes	$8,167	$441	$6	$8,602

S–18

QuickLinks

PART I
PART II
PART III
SUMMARY COMPENSATION TABLE
UNEXERCISED OPTIONS AT FISCAL YEAR-END
PART IV
SIGNATURES
FORM 10-K—ITEM 14(a)
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
GRADCO SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
GRADCO SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II