Form 10-Q
period 2001-06-30
GRADCO SYSTEMS INC
filed 2001-08-20
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission file number 0-12829

GRADCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3342977 (I.R.S. Employer Identification No.)
3753 Howard Hughes Pkwy, Ste 200, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2001
Common Stock, without par value	6,879,148

GRADCO SYSTEMS, INC.

INDEX

Page Number
Part I. Financial Information:
Consolidated Balance Sheets at June 30, 2001 (Unaudited) and March 31, 2001	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and June 30, 2000 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and June 30, 2000 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6-7
Management's Discussion and Analysis of Financial Condition and Results of Operations	8-9
Quantitative and Qualitative Disclosures About Market Risk	9
Part II. Other Information	10

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,501	$7,791
Accounts receivable, net	11,242	14,181
Inventories	3,227	2,977
Deferred income taxes	154	155
Other current assets	1,290	428

Total current assets	23,414	25,532
Furniture, fixtures and equipment, net	562	595
Cash surrender value of life insurance	909	915
Excess of cost over acquired net assets	1,094	1,105
Deferred income taxes	1,669	1,674
Other assets	3,663	3,981

	$31,311	$33,802

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,374	$8,292
Notes payable to suppliers	6,201	6,552
Accrued expenses	1,527	1,323
Income taxes payable	669	681

Total current liabilities	15,771	16,848
Non-current liabilities	466	601
Excess of fair value of net assets acquired over cost	300	400
Minority interest	543	549
Shareholders' equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,454
Accumulated deficit	(32,464)	(31,416)
Accumulated other comprehensive income	1,908	1,982
Less cost of common stock in treasury, 1,034,286 and 943,486 shares, respectively	(1,667)	(1,616)

Total shareholders' equity	14,231	15,404

	$31,311	$33,802

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30, 2001	June 30, 2000
Revenues:
Net sales	$9,772	$12,900
Development engineering services	105	373
Licenses and royalties	158	287

	10,035	13,560

Costs and expenses:
Cost of sales	8,054	9,621
Research and development	1,062	875
Selling, general and administrative	2,001	2,427
Foreign currency transaction losses	13	127

	11,130	13,050

Income (loss) from operations	(1,095)	510
Interest expense	(1)	—
Interest income	46	121

Earnings (loss) before income taxes and minority interest	(1,050)	631
Income tax expense	1	311
Minority interest	(3)	(40)

Net earnings (loss)	$(1,048)	$360

Basic earnings (loss) per common share	$(0.15)	$0.05

Average shares outstanding, basic EPS	6,927	7,205

Diluted earnings (loss) per common share	$(0.15)	$0.05

Average shares outstanding, diluted EPS	6,927	7,205

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income (loss)	$(1,048)	$360

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52	69
Amortization	(79)	(87)
Deferred income taxes	—	95
Provision for losses on accounts receivable	1	1
Stock-based compensation	—	83
Minority interest	(3)	(40)
Decrease (increase) in accounts receivable	2,919	(118)
Increase in inventories	(258)	(313)
Increase in other current assets	(878)	(371)
Decrease (increase) in other assets	264	(986)
(Decrease) increase in accounts payable	(899)	622
(Decrease) increase in notes payable to suppliers	(314)	1,170
Increase in accrued expenses	210	800
(Decrease) increase in income taxes payable	(12)	200
Decrease in other liabilities	(134)	(68)

Total adjustments	869	1,057

Net cash (used in) provided by operations	(179)	1,417

Cash flows from investing activities:
Acquisition of property and equipment	(19)	(166)

Net cash used in investing activities	(19)	(166)

Cash flows from financing activities:
Acquisition of treasury stock	(51)	(124)

Net cash used in financing activities	(51)	(124)

Effect of exchange rate changes on cash	(41)	19

Net (decrease) increase in cash and cash equivalents	(290)	1,146
Cash and cash equivalents at beginning of period	7,791	12,208

Cash and cash equivalents at end of period	$7,501	$13,354

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1	$—
Income taxes	13	16

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

    In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of operations and cash flows for the three months ended June 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

    The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

NOTE 2: INVENTORIES

    Inventories are summarized as follows:

	(Dollars in Thousands)
	June 30, 2001	March 31, 2001
Raw materials	$1,126	$1,222
Work-in-process	1,092	971
Finished goods	1,009	784

	$3,227	$2,977

NOTE 3: INCOME TAXES

    The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for the fiscal years in the countries where the Company operates applied to results of the quarter.

NOTE 4: EARNINGS (LOSS) PER SHARE

    Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations. The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for both periods presented.

NOTE 5: COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $(1,122,000) and $499,000 for the three months ended June 30, 2001 and 2000, respectively. The difference from net income (loss) as reported is the change in the cumulative currency translation adjustment.

NOTE 6: TREASURY STOCK

    In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 90,800 shares at an aggregate cost of $51,000 and 66,248 shares at an aggregate cost of $124,000 during the three months ended June 30, 2001 and 2000, respectively. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

NOTE 7: SEGMENT INFORMATION

    The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, Gradco (Japan) Ltd., Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture Engineering, Inc. operates in an industry segment involved in high technology engineering and manufacturing services. Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the quarters ended June 30, 2001 and 2000 (in thousands):

	Revenues	Net Earnings (Loss)	Assets
Quarter Ended 6/30/01
Paper handling devices	$7,054	$(328)	$38,143
Engineering/manufacturing services	2,256	(405)	4,178
New technology/products	725	(241)	1,202
Corporate	—	(74)	7,607
Inter-segment & corporate
eliminations	—	—	(19,819)

Consolidated	$10,035	$(1,048)	$31,311

Quarter Ended 6/30/00
Paper handling devices	$10,053	$879	$47,602
Engineering/manufacturing services	2,820	101	3,813
New technology/products	687	(338)	1,302
Corporate	—	(282)	9,049
Inter-segment & corporate eliminations	—	—	(19,132)

Consolidated	$13,560	$360	$42,634

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

Results of Operations

    Revenues for the three months ended June 30, 2001 decreased $3,525,000 from the amount in the prior year's first quarter. Net sales decreased 24% principally from a 42% reduction in unit sales in the office automation market. In addition, Venture's sales decreased $0.6 million and a weaker yen, which decreased by 15% against the dollar when compared to the same period in the previous year, caused a decrease of $1.0 million in revenue when yen denominated sales were translated into dollars.

    Gross margin on net sales decreased to 17.6% from 25.4% for the three months ended June 30, 2001 and June 30, 2000, respectively. Venture's gross margin decreased from 22.5% to 5.0% primarily due to a write-down of excess inventory resulting from a canceled order. Venture's margin was also adversely affected by the fact that fixed manufacturing overhead costs could not be trimmed at the same pace as its sales decreases. This was also true at GU and GJ.

    Research and development expenses in the current quarter totaled $1,062,000, 10.6% of revenues, compared to $875,000, 6.5% of revenues, in the prior year's comparable period.

    Selling, general and administrative expenses ("SG&A") in the current quarter totaled $2,001,000, 19.9% of revenues, compared to $2,427,000, 17.9% of revenues, in the prior year's comparable period, a decrease of $426,000. Approximately $200,000 of this decrease is due to the favorable translation of SG&A at GJ and GTL caused by the weaker yen and another $83,000 is due to the elimination of stock-based compensation.

    As a result of the above factors, there was a loss of $1,050,000 before income taxes and minority interest for the quarter ended June 30, 2001 compared to income of $631,000 for the quarter ended June 30, 2000.

Financial Condition

    Working capital decreased to $7,643,000 at June 30, 2001 from $8,684,000 at March 31, 2001, primarily as a result of the loss from operations. At June 30, 2001, the Company had $7,501,000 in cash, a decrease of $290,000 from March 31, 2001, and no long-term debt. $0.2 million of cash was used in operations. $1.1 million was used to fund the net loss before non-cash provisions for depreciation and amortization. $3.2 million was provided by decreases in accounts receivable and other assets and $0.2 million from an increase in accrued expenses. $2.5 million was used to fund increases in inventories and other current assets and decreases in accounts payable, notes payable to suppliers and other liabilities. Cash was not significantly affected by exchange rate changes. GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at June 30, 2001. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At June 30, 2001, there were no material commitments for capital expenditures.

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

GRADCO SYSTEMS, INC. Registrant
Date: August 17, 2001	By:	/s/ HARLAND L. MISCHLER Harland L. Mischler Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

QuickLinks

GRADCO SYSTEMS, INC.
INDEX
CONSOLIDATED
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURES