Form 10-Q
period 2001-09-30
GRADCO SYSTEMS INC
filed 2001-11-19
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission file number 0-12829

GRADCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3342977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
39 Parker, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (949) 206-6100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No  / /

    Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2001
Common Stock, without par value	6,879,148

GRADCO SYSTEMS, INC.
INDEX

Page Number
Part I. Financial Information:
Consolidated Balance Sheets at September 30, 2001 (Unaudited) and March 31, 2001	3
Consolidated Statements of Income for the Three and Six Months Ended September 30, 2001 and September 30, 2000 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2001 and September 30, 2000 (Unaudited)	5-6
Notes to Unaudited Consolidated Financial Statements	7-11
Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14
Quantitative and Qualitative Disclosures About Market Risk	14
Part II. Other Information	15

GRADCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,850	$7,791
Accounts receivable, net	6,721	11,960
Inventories	1,823	892
Deferred income taxes	149	155
Other current assets	898	388
Net assets of discontinued operations	465	2,792

Total current assets	16,906	23,978
Furniture, fixtures and equipment, net	313	336
Cash surrender value of life insurance	949	915
Excess of cost over acquired net assets	—	1,105
Deferred income taxes	699	1,674
Other assets	3,604	3,981

	$22,471	$31,989

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,515	$6,749
Notes payable to suppliers	4,937	6,552
Accrued expenses	981	1,060
Income taxes payable	665	674

Total current liabilities	11,098	15,035
Non-current liabilities	449	601
Excess of fair value of net assets acquired over cost	200	400
Minority interest	552	549
Shareholders' equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,454
Accumulated deficit	(36,985)	(31,416)
Accumulated other comprehensive income	2,370	1,982
Less cost of common stock in treasury, 1,034,286 and 943,486 shares, respectively	(1,667)	(1,616)

Total shareholders' equity	10,172	15,404

	$22,471	$31,989

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Net sales	$5,655	$9,824	$13,276	$20,277
Licenses and royalties	113	288	271	575

	5,768	10,112	13,547	20,852

Costs and expenses:
Cost of sales	4,278	7,180	10,289	14,904
Research and development	474	946	1,354	1,384
Selling, general and administrative	1,468	2,008	3,045	4,050
Foreign currency loss (gain)	93	(192)	106	(65)
DuBois litigation settlement	—	3,200	—	3,200

	6,313	13,142	14,794	23,473

Loss from operations	(545)	(3,030)	(1,247)	(2,621)
Interest expense	—	—	(1)	—
Interest income	45	121	102	242

Loss from continuing operations before income taxes and minority interest	(500)	(2,909)	(1,146)	(2,379)
Income tax expense	1,009	124	1,009	435
Minority interest	(14)	(31)	(17)	(72)

Loss from continuing operations	(1,495)	(3,002)	(2,138)	(2,742)
Income (loss) from discontinued operations	(293)	24	(698)	124
Estimated loss on disposal of discontinued operations, including provision for operating losses through disposal date	(2,733)	—	(2,733)	—

Net loss	$(4,521)	$(2,978)	$(5,569)	$(2,618)

Basic and diluted loss per common share: Continuing operations	$(.21)	$(.42)	$(.31)	$(.38)
Discontinued operations:
Income (loss) from operations	(.04)	—	(.10)	.01
Estimated loss on disposal	(.40)	—	(.40)	—

Total	$(.65)	$(.42)	$(.81)	$(.37)

Average shares outstanding, basic and diluted EPS	6,879	7,127	6,903	7,166

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Loss from continuing operations	$(2,138)	$(2,742)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	44	55
Amortization	(160)	(173)
Unrealized foreign currency gains	—	(75)
Deferred income taxes	1,009	321
Provision for losses on accounts receivable	2	2
Stock-based compensation	—	290
Minority interest	(17)	(72)
Decrease (increase) in accounts receivable	5,510	(1,946)
(Increase) decrease in inventories	(898)	136
Increase in other current assets	(475)	(610)
Decrease in other assets	578	399
(Decrease) increase in accounts payable	(2,417)	125
(Decrease) increase in notes payable to suppliers	(1,852)	503
(Decrease) increase in accrued expenses	(104)	1,300
Decrease in income taxes payable	(9)	(23)
Decrease in other liabilities	(166)	(95)

Total adjustments	1,045	137

Net cash used in operating activities	(1,093)	(2,605)

Cash flows from investing activities:
Acquisition of property and equipment	(11)	(25)

Net cash used in investing activities	(11)	(25)

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	September 30, 2001	September 30, 2000
Cash flows from financing activities:
Acquisition of treasury stock	(51)	(215)

Net cash used in financing activities	(51)	(215)

Effect of exchange rate changes on cash	235	(153)

Net decrease in cash and cash equivalents from continuing operations	(920)	(2,998)
Net decrease in cash from discontinued operations	(21)	(325)

Net decrease in cash and cash equivalents	(941)	(3,323)
Cash and cash equivalents at beginning of period	7,791	12,208

Cash and cash equivalents at end of period	$6,850	$8,885

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1	$1
Income taxes	9	144

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

    In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2001 and the results of operations and cash flows for the three and six months ended September 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

    The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

NOTE 2: DISCONTINUED OPERATIONS

    On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture Engineering, Inc. ("Venture"), one of its wholly-owned subsidiaries. The industries serviced by Venture, primarily the semi-conductor industry and other electronic device manufacturers, have been negatively affected by the downturn in the worldwide economy. A number of customers have cancelled orders and delayed deliveries, causing Venture to incur continuing losses of an unacceptable magnitude. The Board of Directors approved a plan to dispose of the business and it is anticipated that the disposal will be completed before the end of the current fiscal year.

    The estimated loss on disposal at September 30, 2001 includes the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date. It also includes the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000.

    The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net sales	$1,574	$2,580	$3,725	$5,026
Development engineering services	4	295	109	669

	1,578	2,875	3,834	5,695

Cost of sales	1,427	2,061	3,470	3,958
Research and development	51	412	233	849
Selling, general and administrative	384	377	808	763
Interest, net	9	—	20	(1)

	1,871	2,850	4,531	5,569

Income (loss) before income taxes	(293)	25	(697)	126
Income tax expense	—	1	1	2

Income (loss) from discontinued operations	$(293)	$24	$(698)	$124

    The net assets, excluding cash of $59,000 and $80,000 as of September 30, 2001 and March 31, 2001, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of September 30, 2001 and March 31, 2001 are as follows (dollars in thousands):

	September 30, 2001	March 31, 2001
Accounts receivable, net	$1,181	$2,221
Inventories	2,044	2,085
Furniture, fixtures and equipment, net	228	259
Other assets	53	40
Accounts payable	(1,161)	(1,543)
Accrued expenses	(225)	(263)
Income taxes payable	(5)	(7)
Estimated costs related to disposal	(1,650)	—

Net assets of discontinued operations	$465	$2,792

    The estimated costs related to disposal include valuation allowances against the assets detailed above as well as the expected operating costs of Venture through the shutdown date including severance and lease payments.

NOTE 3: INVENTORIES

    Inventories are summarized as follows (dollars in thousands):

	Sept. 30, 2001	March 31, 2001
Raw materials	$123	$108
Finished goods	1,700	784

	$1,823	$892

NOTE 4: INCOME TAXES

    The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for the fiscal years in the countries where the Company operates applied to results of the quarter. During the quarter ended September 30, 2001, the Company increased the valuation allowance related to its non-current deferred tax asset for net operating loss carryforwards. This charge to income tax expense amounted to $1,000,000 for the three and six months ended September 30, 2001.

NOTE 5: EARNINGS (LOSS) PER SHARE

    Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations. The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for all periods presented.

NOTE 6: COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $(4,059,000) and $(5,181,000) for the three and six months ended September 30, 2001, respectively and $(2,592,000) and $(2,093,000) for the three and six months ended September 30, 2000, respectively. The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 7: TREASURY STOCK

    In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to two million common shares from time to time on the open market. The Company purchased 90,800 shares during the six months ended September 30, 2001 at an aggregate cost of $51,000.

NOTE 8: SEGMENT INFORMATION

    The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, Gradco (Japan) Ltd. ("GJ"), Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture Engineering, Inc., which operates in an industry segment involved in high technology engineering and manufacturing services, is in the process of being shut down and, accordingly, its results are shown as discontined operations in the following table (see Note 2 for a summary of Venture's operations). Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the three and six month periods ended September 30, 2001 and 2000 (in thousands):

	Revenues	Net Earnings (Loss)	Assets
Three Months Ended 9/30/01
Paper handling devices	$4,932	$(191)	$34,479
New technology/products	836	(223)	1,898
Corporate	—	(1,081)	5,466
Discontinued operations, including disposal costs	—	(3,026)	2,175
Inter-segment & corporate eliminations	—	—	(19,897)

Consolidated	$5,768	$(4,521)	$24,121

Three Months Ended 9/30/00
Paper handling devices	$9,232	$727	$43,976
New technology/products	880	(265)	1,382
Corporate	—	(3,464)	9,035
Discontinued operations	—	24	4,283
Inter-segment & corporate eliminations	—	—	(20,476)

Consolidated	$10,112	$(2,978)	$38,200

	Revenues	Net Earnings (Loss)	Assets
Six Months Ended 9/30/01
Paper handling devices	$11,986	$(519)	$34,479
New technology/products	1,561	(464)	1,898
Corporate	—	(1,155)	5,466
Discontinued operations, including disposal costs	—	(3,431)	2,175
Inter-segment & corporate eliminations	—	—	(19,897)

Consolidated	$13,547	$(5,569)	$24,121

Six Months Ended 9/30/00
Paper handling devices	$19,285	$1,606	$43,976
New technology/products	1,567	(603)	1,382
Corporate	—	(3,745)	9,035
Discontinued operations	—	124	4,283
Inter-segment & corporate eliminations	—	—	(20,476)

Consolidated	$20,852	$(2,618)	$38,200

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

    The Company's continuing operations are conducted principally through its wholly-owned subsidiary Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GTL develops other technical and non-technical business opportunities. Venture Engineering, Inc. ("Venture"), another wholly-owned subsidiary performs contract engineering and manufacturing services for OEMs and other customers, primarily for the U.S. market. Venture is in the process of being shut down and, accordingly, its results are included in the Consolidated Statements of Income as discontinued operations; see Note 2 of Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations

    Revenues for the three and six months ended September 30, 2001 decreased $4,344,000 and $7,305,000, respectively, from the comparable prior year periods. The decreases in both periods were principally a result of decrease in net sales. Unit sales in the office automation market decreased 69% in the current quarter from the comparable quarter in the prior year. A weaker yen, which decreased by 13% against the dollar when compared to the same period in the previous year, caused a decrease of $0.5 million in revenue when yen denominated sales were translated into dollars. In the six-month period, unit sales in the office automation market decreased 55% from the prior year. Yen denominated sales translated into $1.5 million less in revenue due to the weaker yen, which lost 14% against the dollar when compared to the same period in the previous year.

    Gross margin on net sales decreased to 24.3% from 26.9% for the three months ended September 30, 2001 and 2000, respectively, and decreased to 22.5% from 26.5% for the six-month periods then ended, primarily because fixed manufacturing overhead costs could not be trimmed at the same pace as the declines in net sales.

    Research and development expenses ("R&D") in the current quarter totaled $474,000, 8.2% of revenues, compared to $946,000, 9.4% of revenues, in the prior year's comparable period. For the six months ended September 30, 2001 and 2000, R&D totaled $1,354,000, 10.4% of revenues, and $1,384,000, 6.6% of revenues, respectively. This percentage increase is principally attributable to a development program for GU completed in the first quarter of the current year.

    Selling, general and administrative expenses ("SG&A") in the current quarter totaled $1,468,000, 25.5% of revenues, compared to $2,008,000, 19.9% of revenues, in the prior year's comparable period, a decrease of $540,000. Approximately $150,000 of this decrease is due to the favorable translation of SG&A at GJ and GTL caused by the weaker yen, $207,000 is due to the elimination of stock-based compensation, $60,000 is due to a reduction of legal fees at corporate and the balance is primarily due to a reduction in personnel. For the six months ended September 30, 2001 and 2000, SG&A totaled $3,045,000, 22.5% of revenues and $4,050,000, 19.4% of revenues, respectively, a decrease of $1,005,000. Approximately $350,000 of this decrease is due to the favorable translation of SG&A at GJ and GTL caused by the weaker yen, $290,000 is due to the elimination of stock-based compensation, $128,000 is due to a reduction of legal fees at corporate and the balance is primarily due to a reduction in personnel.

    There was a foreign currency loss of $93,000 in the current quarter and a gain of $192,000 in the prior year's comparable period, a change of $285,000. For the six months ended September 30, 2001 and 2000, there was a foreign currency loss of $106,000 and a gain of $65,000, respectively, a change of $171,000. The gains and losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. When the dollar weakens, the yen equivalent is reduced and a loss is recognized. The reverse is true when the dollar strengthens.

    The Company took a $3,200,000 charge in the second quarter of the prior year for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

    As a result of the above factors, the loss from continuing operations before income taxes and minority interest was reduced from $2,909,000 in the quarter ended September 30, 2000 to $500,000 in the current quarter and from $2,379,000 in the six months ended September 30, 2000 to $1,146,000 in the current six-month period. The income tax provisions in the current three and six-month periods was primarily attributable to an increase to the valuation allowance related to the Company's non-current deferred tax asset for net operating loss carryforwards.

    The Company has commenced a shut down of Venture and therefore its results are included in the Consolidated Statements of Income as discontinued operations. The Company has also taken a charge in the amount of $2,733,000 representing the estimated loss on disposal of Venture. This charge includes the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date. It also includes the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000; see Note 2 of Notes to Unaudited Consolidated Financial Statements.

Financial Condition

    Working capital decreased to $5,808,000 at September 30, 2001 from $8,943,000 at March 31, 2001, principally as a result of the loss incurred for the period after excluding the $1,083,000 writeoff of goodwill referred to above and the $1,000,000 writedown of non-current deferred tax assets. At September 30, 2001, the Company had $6,850,000 in cash, a decrease of $941,000 from March 31, 2001, and no long-term debt.

    For the six months ended September 30, 2001, net cash used in operating activities was approximately $1.1 million. The Company's $2.1 million loss was reduced by approximately $1 million in non-cash provisions for depreciation, amortization and deferred income taxes. Approximately $6.0 million was provided by decreases in accounts receivable and other assets and approximately $5.9 million was used to fund increases in inventories and other current assets and decreases in accounts payable, notes payable to suppliers, accrued expenses and other liabilities.

    Approximately $0.1 million was used to acquire treasury stock. Cash was positively affected by exchange rate changes in the amount of $0.2 million for the six months ended September 30, 2001.

    GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at September 30, 2001. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At September 30, 2001, there were no material commitments for capital expenditures.

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

      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company's Annual Meeting of Stockholders was held on October 12, 2001.

  (b)
  The purpose of the meeting was the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 2002). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Masakazu (Mark) Takeuchi and Martin E. Tash.

  (c)
  The votes cast for, against and withheld from each of the nominees (out of the 6,879,148 shares of Common Stock outstanding and entitled to vote as of the record date of August 31, 2001) are set forth below. There were no broker non-votes.

Nominees	FOR	WITHHELD
Bernard Bressler	6,330,797	449,701
Thomas J. Burger	6,332,272	448,226
Harland L. Mischler	6,330,297	450,201
Robert J. Stillwell	6,330,772	449,726
Masakazu (Mark) Takeuchi	6,332,297	448,201
Martin E. Tash	6,330,297	450,201

ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

      None.

  (b)
  Reports on Form 8-K.

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRADCO SYSTEMS, INC. Registrant
Date: November 14, 2001	By:	/s/ HARLAND L. MISCHLER Harland L. Mischler Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

QuickLinks

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SIGNATURES