Form 10-Q
period 2001-12-31
GRADCO SYSTEMS INC
filed 2002-02-14
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001 Commission file number 0-12829

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

        Applicable Only to Corporate Issuers:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, without par value	Number of Shares Outstanding at December 31, 2001 6,879,148

GRADCO SYSTEMS, INC.
INDEX

Page Number
Part I. Financial Information:
Consolidated Balance Sheets at December 31, 2001 (Unaudited) and March 31, 2001	2
Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and December 31, 2000 (Unaudited)	3
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and December 31, 2000 (Unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5-9
Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
Quantitative and Qualitative Disclosures About Market Risk	12
Part II. Other Information	13

GRADCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,725	$7,791
Accounts receivable, net	7,501	11,960
Inventories	1,598	892
Deferred income taxes	74	155
Other current assets	699	388
Net assets of discontinued operations	374	2,792

Total current assets	13,971	23,978
Furniture, fixtures and equipment, net	283	336
Cash surrender value of life insurance	861	915
Excess of cost over acquired net assets	—	1,105
Deferred income taxes	366	1,674
Other assets	3,434	3,981

	$18,915	$31,989

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,200	$6,749
Notes payable to suppliers	3,783	6,552
Accrued expenses	982	1,060
Income taxes payable	516	674

Total current liabilities	9,481	15,035
Non-current liabilities	416	601
Excess of fair value of net assets acquired over cost	100	400
Minority interest	514	549
Shareholders' equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,454
Accumulated deficit	(37,842)	(31,416)
Accumulated other comprehensive income	1,459	1,982
Less cost of common stock in treasury, 1,034,286 and 943,486 shares, respectively	(1,667)	(1,616)

Total shareholders' equity	8,404	15,404

	$18,915	$31,989

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Revenues:
Net sales	$5,353	$7,323	$18,629	$27,600
Development engineering services	308	2,239	308	2,239
Licenses and royalties	17	217	288	792

	5,678	9,779	19,225	30,631

Costs and expenses:
Cost of sales	4,270	5,281	14,559	20,185
Research and development	626	4,049	1,980	5,433
Selling, general and administrative	1,581	1,597	4,626	5,647
Foreign currency (gain) loss	(88)	(93)	18	(158)
DuBois litigation settlement	—	—	—	3,200

	6,389	10,834	21,183	34,307

Loss from operations	(711)	(1,055)	(1,958)	(3,676)
Interest expense	—	(1)	(1)	(1)
Interest income	33	95	135	337

Loss from continuing operations before income taxes and minority interest	(678)	(961)	(1,824)	(3,340)
Income tax expense	187	2,619	1,196	3,054
Minority interest	(8)	(139)	(25)	(211)

Loss from continuing operations	(857)	(3,441)	(2,995)	(6,183)
Income (loss) from discontinued operations	—	84	(1,287)	208
Estimated loss on disposal of discontinued operations, including provision for operating losses through disposal date	—	—	(2,144)	—

Net loss	$(857)	$(3,357)	$(6,426)	$(5,975)

Basic and diluted loss per common share:
Continuing operations	$(.12)	$(.48)	$(.43)	$(.87)
Discontinued operations:
Income (loss) from operations	—	.01	(.19)	.03
Estimated loss on disposal	—	—	(.31)	—

Total	$(.12)	$(.47)	$(.93)	$(.84)

Average shares outstanding, basic and diluted EPS	6,879	7,078	6,895	7,137

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Loss from continuing operations	$(2,995)	$(6,183)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	64	80
Amortization	(241)	(260)
Unrealized foreign currency gain	—	(219)
Deferred income taxes	1,344	2,855
Provision for losses on accounts receivable	3	3
Stock-based compensation	—	290
Installment portion of Hamma litigation settlement	—	(1,000)
Minority interest	(25)	(211)
Decrease (increase) in accounts receivable	4,278	(1,000)
Increase in inventories	(814)	(73)
Increase in other current assets	(356)	(363)
Decrease in other assets	302	219
(Decrease) increase in accounts payable	(2,406)	1,621
(Decrease) increase in notes payable to suppliers	(2,547)	141
(Decrease) increase in accrued expenses	(41)	1,481
(Decrease) increase in income taxes payable	(158)	226
Decrease in other liabilities	(167)	(128)

Total adjustments	(764)	3,662

Net cash used in operating activities	(3,759)	(2,521)

Cash flows from investing activities:
Redemption of investments	—	1,000
Acquisition of property and equipment	(25)	(30)

Net cash (used in) provided by investing activities	(25)	970

Cash flows from financing activities:
Acquisition of treasury stock	(51)	(288)

Net cash used in financing activities	(51)	(288)

Effect of exchange rate changes on cash	(302)	(585)

Net decrease in cash and cash equivalents from continuing operations	(4,137)	(2,424)
Net increase (decrease) in cash from discontinued operations	71	(985)

Net decrease in cash and cash equivalents	(4,066)	(3,409)
Cash and cash equivalents at beginning of period	7,791	12,208

Cash and cash equivalents at end of period	$3,725	$8,799

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$2	$1
Income taxes	10	(19)

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

        In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 2001 and the results of operations and cash flows for the three and nine months ended December 31, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

        The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

NOTE 2: DISCONTINUED OPERATIONS

        On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture Engineering, Inc. ("Venture"), one of its wholly-owned subsidiaries. The industries serviced by Venture, primarily the semi-conductor industry and other electronic device manufacturers, have been negatively affected by the downturn in the worldwide economy. A number of customers have cancelled orders and delayed deliveries, causing Venture to incur continuing losses of an unacceptable magnitude. The Board of Directors approved a plan to dispose of the business and it is anticipated that the disposal will be completed before March 31, 2002.

        The estimated loss on disposal at December 31, 2001 includes the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date. It also includes the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000.

        The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows. There has been no tax benefit recognized for the losses because the Company is already in a net operating loss carryforward position.

        Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Net sales	$1,288	$2,994	$5,013	$8,020
Development engineering services	4	167	113	836

	1,292	3,161	5,126	8,856

Cost of sales	1,655	2,432	5,125	6,390
Research and development	10	225	243	1,074
Selling, general and administrative	205	415	1,013	1,178
Interest, net	11	—	31	(1)

	1,881	3,072	6,412	8,641

Income (loss) before income taxes	(589)	89	(1,286)	215
Income tax expense	—	5	1	7

Income (loss) from discontinued operations	$(589)	$84	$(1,287)	$208

        The net assets, excluding cash of $151,000 and $80,000 as of December 31, 2001 and March 31, 2001, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of December 31, 2001 and March 31, 2001 are as follows (dollars in thousands):

	December 31, 2001	March 31, 2001
Accounts receivable, net	$652	$2,221
Inventories	922	2,085
Furniture, fixtures and equipment, net	169	259
Other assets	34	40
Accounts payable	(279)	(1,543)
Accrued expenses	(58)	(263)
Income taxes payable	(5)	(7)
Estimated costs related to disposal	(1,061)	—

Net assets of discontinued operations	$374	$2,792

        The estimated costs related to disposal include valuation allowances against the assets detailed above as well as the expected operating costs of Venture through the shutdown date including severance and lease payments. Venture's operating loss of $589,000 for the quarter ended December 31, 2001 has been applied against the amount of estimated costs related to disposal.

NOTE 3: INVENTORIES

        Inventories are summarized as follows (dollars in thousands):

	Dec. 31, 2001	March 31, 2001
Raw materials	$239	$108
Finished goods	1,359	784

	$1,598	$892

NOTE 4: INCOME TAXES

        The effective consolidated income tax rate used by the Company is based on the estimated annual effective tax rates for the fiscal years in the countries where the Company operates applied to results for the quarter. During the nine-month period ended December 31, 2001, the Company increased the valuation allowance related to its non-current deferred tax asset for net operating loss carryforwards. This charge to income tax expense amounted to $1,000,000 for the nine months ended December 31, 2001.

NOTE 5: EARNINGS (LOSS) PER SHARE

        Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity to the extent such securities are dilutive. For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations. The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for all periods presented.

NOTE 6: COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive loss was $(1,768,000) and $(6,949,000) for the three and nine months ended December 31, 2001, respectively and $(4,162,000) and $(6,255,000) for the three and nine months ended December 31, 2000, respectively. The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 7: TREASURY STOCK

        In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to two million common shares from time to time on the open market. The Company purchased 90,800 shares during the nine months ended December 31, 2001 at an aggregate cost of $51,000.

NOTE 8: SEGMENT INFORMATION

        The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, Gradco (Japan) Ltd. ("GJ"), Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture Engineering, Inc., which operates in an industry segment involved in high technology engineering and manufacturing services, is in the process of being shut down and, accordingly, its results are shown as discontinued operations in the following table (see Note 2 for a summary of Venture's operations). Gradco Technology Ltd. (a majority-owned subsidiary of GJ) was formed in fiscal 2000 to develop other technical and non-technical business opportunities. The following table reflects information by reportable segments for the three and nine month periods ended December 31, 2001 and 2000 (in thousands):

	Revenues	Net Earnings (Loss)	Assets
Three Months Ended 12/31/01
Paper handling devices	$5,156	$(515)	$31,481
New technology/products	522	(265)	1,442
Corporate	—	(77)	5,431
Discontinued operations, including disposal costs	—	—	1,585
Inter-segment & corporate eliminations	—	—	(21,024)

Consolidated	$5,678	$(857)	$18,915

Three Months Ended 12/31/00
Paper handling devices	$9,135	$(2,808)	$40,881
New technology/products	786	(344)	1,221
Corporate	—	(289)	7,672
Discontinued operations	—	84	4,227
Inter-segment & corporate eliminations	(142)	—	(20,494)

Consolidated	$9,779	$(3,357)	$33,507

	Revenues	Net Earnings (Loss)	Assets
Nine Months Ended 12/31/01
Paper handling devices	$17,142	$(1,034)	$31,481
New technology/products	2,083	(729)	1,442
Corporate	—	(1,232)	5,431
Discontinued operations, including disposal costs	—	(3,431)	1,585
Inter-segment & corporate eliminations	—	—	(21,024)

Consolidated	$19,225	$(6,426)	$18,915

Nine Months Ended 12/31/00
Paper handling devices	$28,420	$(1,202)	$40,881
New technology/products	2,353	(947)	1,221
Corporate	—	(4,034)	7,672
Discontinued operations	—	208	4,227
Inter-segment & corporate eliminations	(142)	—	(20,494)

Consolidated	$30,631	$(5,975)	$33,507

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

Results of Operations

        Revenues for the three and nine months ended December 31, 2001 decreased $4,101,000 and $11,406,000, respectively, from the comparable prior year periods. The decreases in both periods were principally a result of decrease in net sales. Unit sales in the office automation market decreased 61% in the current quarter from the comparable quarter in the prior year. A weaker yen, which decreased during the current quarter by 11% against the dollar when compared to the same period in the previous year, caused a decrease of $0.5 million in revenue when yen denominated sales were translated into dollars. In the nine-month period, unit sales in the office automation market decreased 57% from the prior year. Yen denominated sales translated into $2.0 million less in revenue due to the weaker yen, which lost 13% against the dollar when compared to the same period in the previous year. Revenues from development engineering services decreased by $1.9 million in the current quarter and nine-month period as compared to the comparable prior year periods. In the third quarter of the prior fiscal year there were two significant R&D programs at GJ which were partially funded by customers and only one minor program in the current quarter.

        Gross margin on net sales decreased to 20.2% from 27.9% for the three months ended December 31, 2001 and 2000, respectively, and decreased to 21.8% from 26.9% for the nine-month periods then ended, primarily because fixed manufacturing overhead costs could not be trimmed at the same pace as the declines in net sales.

        Research and development expenses ("R&D") in the current quarter totaled $626,000, 11.0% of revenues, compared to $4,049,000, 41.4% of revenues, in the prior year's comparable period. For the nine months ended December 31, 2001 and 2000, R&D totaled $1,980,000, 10.3% of revenues, and $5,433,000,

17.7% of revenues, respectively. The decreases are principally attributable to the aforementioned development expenses incurred by GJ in the prior year.

        Selling, general and administrative expenses ("SG&A") in the current quarter totaled $1,581,000, 27.8% of revenues, compared to $1,597,000, 16.3% of revenues, in the prior year's comparable period, a decrease of $16,000. There was a decrease of $286,000 in SG&A at GJ and GTL of which approximately $100,000 was a result of the favorable translation caused by the weaker yen and the balance was primarily due to a reduction in personnel. This decrease was offset by slightly higher SG&A expenses associated with a new business development program at GU and $200,000 in accrued severance costs in connection with announced job cuts. For the nine months ended December 31, 2001 and 2000, SG&A totaled $4,626,000, 24.1% of revenues and $5,647,000, 18.4% of revenues, respectively, a decrease of $1,021,000. Approximately $400,000 of this decrease is due to the favorable translation of SG&A at GJ and GTL caused by the weaker yen, $290,000 is due to the elimination of stock-based compensation, $122,000 is due to a reduction of legal fees at corporate and the balance is primarily due to a reduction in personnel.

        There was a foreign currency gain of $88,000 in the current quarter and a gain of $93,000 in the prior year's comparable period, a decrease of $5,000. For the nine months ended December 31, 2001 and 2000, there was a foreign currency loss of $18,000 and a gain of $158,000, respectively, a change of $176,000. The gains and losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars. When the dollar weakens, the yen equivalent is reduced and a loss is recognized. The reverse is true when the dollar strengthens.

        The Company took a $3,200,000 charge in the second quarter of the prior year for the settlement of the DuBois litigation. For further information regarding this situation, see Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

        As a result of the above factors, the loss from continuing operations before income taxes and minority interest was reduced from $961,000 in the quarter ended December 31, 2000 to $678,000 in the current quarter and from $3,340,000 in the nine months ended December 31, 2000 to $1,824,000 in the current nine-month period. The income tax provisions in the nine-month periods were primarily attributable to an increase to the valuation allowance related to the Company's non-current deferred tax asset for net operating loss carryforwards.

        The Company has commenced a shut down of Venture and therefore its results are included in the Consolidated Statements of Income as discontinued operations. The Company has also taken a charge in the amount of $2,144,000 representing the remaining estimated loss on disposal of Venture. This charge includes the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date. It also includes the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000; see Note 2 of Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

        Working capital decreased to $4,490,000 at December 31, 2001 from $8,943,000 at March 31, 2001, principally as a result of the loss incurred for the period after excluding the $1,083,000 writeoff of goodwill referred to above and the $1,000,000 writedown of non-current deferred tax assets. At December 31, 2001, the Company had $3,725,000 in cash, a decrease of $4,066,000 from March 31, 2001, and no long-term debt.

        For the nine months ended December 31, 2001, net cash used in operating activities was approximately $3.8 million. The Company's $3.0 million loss was reduced by approximately $1.1 million in non-cash provisions for depreciation, amortization and deferred income taxes. Approximately $4.6 million was provided by decreases in accounts receivable and other assets and approximately $6.5 million was used to fund increases in inventories and other current assets and decreases in accounts payable, notes payable to suppliers, accrued expenses, income taxes payable and other liabilities.

        Approximately $0.1 million was used to acquire treasury stock. Cash was negatively affected by exchange rate changes in the amount of $0.3 million for the nine months ended December 31, 2001.

        GJ has informal credit facilities with a Japanese bank. There were no borrowings under this facility at December 31, 2001. The Company believes that its cash and credit facilities are adequate for its short and long-term operational needs. At December 31, 2001, there were no material commitments for capital expenditures.

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

GRADCO SYSTEMS, INC. Registrant
By:
HARLAND L. MISCHLER
Date: February 14, 2002		Harland L. Mischler Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

QuickLinks

GRADCO SYSTEMS, INC. INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
SIGNATURES