Form 10-K
period 2002-03-31
GRADCO SYSTEMS INC
filed 2002-07-11
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to

Commission file number 0-12829

GRADCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3342977 (I.R.S. Employer Identification No.)
39 Parker, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

(949) 206-6100
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the OTCBB on June 14, 2002) was $1,100,664.

        The number of outstanding shares, net of treasury shares, of each class of the Registrant's common stock outstanding at June 14, 2002 was: common stock, no par value—6,879,148 shares.

PART I

Item 1. Business

        Gradco Systems, Inc. ("Gradco", the "Company" or the "Registrant") was originally incorporated in California on November 9, 1978. As previously reported in the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992, the Registrant changed its state of incorporation to Nevada through a merger which became effective April 3, 1992. The Registrant's principal offices are located at 39 Parker, Irvine, California and its telephone number is (949) 206-6100.

        Unless otherwise indicated or unless the context otherwise requires, (1) references to Gradco in the remainder of this document are to the parent company, (2) references to GJ, in the document as it relates to the analog and digital copier businesses, include the activities of GJ and GU, (3) references to the Registrant or the Company, in the document include the consolidated entity consisting of Gradco and its subsidiaries.

  (a)
  Financial Information About Industry Segments.

          Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products. It is seeking diversification and has entered into an agreement to distribute Dippin Dots ice cream in Japan. The Company had distribution rights for a wide format printer outside of Japan which has not generated significant revenue through March 31, 2002. The Company is presently in the process of liquidating its wide format printer inventory. The joint venture to purchase and resell electronic components was determined not to be viable and has therefor been discontinued. Revenues from the sale of Dippin Dots ice cream were approximately $2.5 million in fiscal year 2002. Information relating to revenue, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 2002, 2001, and 2000 is set forth in response to Item 8 below.

  (b)
  Narrative Description of Business.

          Gradco is a holding company which conducts business as follows:

    (i)
    Copier and Printer Product Business

            The various activities comprising these businesses, as described below, are conducted through Gradco's 97%-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and Gradco's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GU"). GU is engaged only in marketing and sales activities in the United States with eight employees.

            Sales by GJ of sorter products to the convenience analog copier market currently account for approximately 40% of the Registrant's consolidated revenues. This market can be expected to deteriorate further with the continuing replacement of analog products with digital products. In addition, GJ also has derived revenue from selected technology licenses and agreements with original equipment manufacturers and marketers ("OEMs"), and from research and development activities conducted by GJ through outside sources on behalf of its OEM customers.

            Due to the overall transition in the office equipment industry from analog to digital equipment which does not require the kind of multi-bin sorters which the Company has produced and marketed, the Company's principal activity involves the design, development and marketing of paper handling products for the digital equipment market. In addition, GJ has a 95% owned subsidiary, Gradco Technology Ltd. ("GTL") which seeks to engage in a variety of diversified businesses. Since March 1, 2000 GTL has distributed Dippin' Dots ice cream in Japan. Other activities of GTL have either been discontinued or failed. It is still exploring other business opportunities.

    (ii)
    High Technology Engineering And Manufacturing Services

            The Company's subsidiary, Venture Engineering, Inc. based in Carrollton, Texas ("Venture") was involved with engineering and manufacturing activities primarily for the semi-conductor industry and other electronic device manufacturers. These industries were negatively affected by the downturn in the worldwide economy. A number of customers cancelled orders and delayed deliveries, causing Venture to incur continuing losses of an unacceptable magnitude. On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture.    The Board of Directors approved a plan to dispose of the business, which was substantially completed by March 31, 2002. However, Venture will not be dissolved until all collections of its receivables and obligations of third parties relating to inventory have been resolved. The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

Business of GJ

  General

        GJ designs, develops, produces (through contract manufacturers) and markets on a worldwide basis, intelligent paper handling devices for analog copiers and computer controlled digital copiers and printers. GJ is a supplier of feeders, mailboxing sorters, stackers and finishers (devices which staple and punch sets of sheets) for the computer controlled digital copier and printer market. GJ customizes its products for inclusion in the copiers and printers of OEMs. The engineering and design efforts and the tooling to customize its products to meet orders and potential orders involves substantial investment which has often been borne by, or shared initially with the manufacturers of the product and/or the OEM customer. The market conditions in the Far East and in the United States have impacted the availability of such resources. The absence of such support is likely to have a major impact on the future of the Company.

        GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Xerox, Fuji Xerox, Panasonic and Kyocera Mita. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GU. Marketing in Europe is conducted by GJ and GU.

        GJ has produced its products at manufacturing facilities of contract manufacturers in Japan, South Korea and Canada. However, it is anticipated that in the future most products will be produced in the Far East since the Canadian vendor, which was a subsidiary of Xerox, is no longer available as a manufacturing source.

        In addition to marketing intelligent paper handling devices, GJ licenses technology to certain OEMs to produce products for license fees and/or royalties, and receives fees from OEMs for research and development and customization contracts for its products. GJ's development engineering activities on behalf of OEMs include engineering, development and prototype production of various paper handling devices. Such activities are now being outsourced due to the sharp curtailment of personnel employed by the Company.

        Currently, GJ's products are primarily paper input and output devices for copiers. GJ has development and customization contracts with a number of OEMs for several new products for intelligent electronic digital copiers and page printers. Its ability to fulfill such contracts is dependent upon its ability to obtain support for such activities beyond the limits of its own resources.

        Products.    GJ's products include certain automatic paper feeders and specialized output print stations. These include high capacity sheet feeders applicable to a variety of laser printers, a specialized high capacity stacker for a high speed laser printer, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers, facsimile machines and a specialized wide format printer. It has under development products for stapling, hole punching and booklet-making output from digital copiers and printers. It is presently anticipated that these products will be introduced in fiscal 2003 if the development and tooling support is available to complete the development.

  Diversified Activities

        GTL, a 95% owned subsidiary, engages in diversified activities which do not principally involve paper handling devices, except that in December 2000 it entered into an agreement providing marketing rights to a wide format printer produced by Mastermind Company (a Japanese Company). This agreement gave GTL exclusive marketing rights outside of Japan for two years (and outside of Korea until September 30, 2001). GTL canceled this agreement and is presently in the process of liquidating this inventory totaling $309,000. The inventory has been written down to its anticipated value by a charge of approximately $700,000, in the year ending March 31, 2002. It is anticipated that the Company will be completely out of this business by the end of fiscal 2003. GTL's other activities consist of distribution of Dippin Dots Ice Cream.

  GJ Marketing and Customers

        General.    GJ sells its products domestically and internationally to OEMs. GJ has licensed certain OEMs to manufacture and sell certain products for use in conjunction with the OEMs' copiers marketed to other companies.

        GJ has in the past developed new products or a variation of an existing product in consultation with an OEM which has agreed to pay for or share in the cost of the development work. GJ then submitted a prototype for evaluation to the OEM customer who could agree to purchase such product in commercial quantities and who may share tooling and initial production costs. In other cases, an OEM will present GJ with a copier, printer or other product in the research and development stage and engage GJ (at the OEM's expense) to design a paper handling device to fit the OEM's specifications. Xerox, a principal customer of the Company, has become reluctant to continue this practice.    Any unique interface designed to work only with an OEM's particular equipment may be exclusive to the OEM; however, GJ retains ownership of the basic technology and any other technology developed by GJ for use in its business. GJ has also developed products at its own expense, based on its evaluation of future market requirements. The extent to which GJ can finance such activities at this time is limited.

        In fiscal 2002, Fuji Xerox, Xerox and Xerox Ltd. accounted for 28%, 21% and 10%, respectively, of the Registrant's consolidated revenues. In fiscal 2001, Xerox, Fuji Xerox, Xerox Ltd. and Panasonic accounted for 30%, 18%, 16% and 14%, respectively, of the Registrant's consolidated revenues. In fiscal 2000, Xerox, Panasonic, Xerox Ltd. and Kyocera Mita accounted for 38%, 17%, 11% and 11%, respectively, of the Registrant's consolidated revenues. A loss of any of these current principal customers is likely to have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

        Based on Xerox's system for evaluation of vendors in view of business/quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

        Licenses.    GJ has certain agreements and has granted certain licenses to others, described below, to manufacture products using its technology. Most of these licenses were originally entered into before 1991 and the revenue from all licenses has continually been reduced. In the year ended March 31, 2002 such licenses generated revenue of only $301,000.

        In exchange for a lump sum payment, the Registrant and a major OEM customer entered into a paid up, royalty-free, worldwide release and agreement not to assert against the OEM most of the Registrant's patents relating to sorters existing at the time of the agreement. This agreement is limited to sorters made, used or sold by the OEM or its affiliates for use only with certain products made by or for the OEM or its affiliates. In addition, this OEM has been granted a non-exclusive worldwide license on a royalty basis limited to certain sorter technology and patent rights for use with certain products of the OEM or its affiliates. The Registrant and the OEM amended this license in 2002 to include additional defined sorters in exchange for a royalty payable to the Registrant, in conjunction with the grant of royalty-free cross licenses between the Registrant and the OEM with respect to certain conflicting patent rights of the Registrant in the United States and the OEM in Japan. With the shift from analog to digital equipment, the value to the Company and the revenue therefrom is expected to continue to shrink.

        Other licenses, with limited value, include a limited nonexclusive worldwide license for a lump sum payment and future royalties restricted to certain technology and patent rights for use with certain products of the OEM or its affiliates, and a nonexclusive license in exchange for a lump sum payment and future royalties on certain limited sorter technology for use on copiers manufactured by the OEM and certain sorters, which is territorially limited.

        GJ granted a nonexclusive license to a laser printer OEM to incorporate GJ's patented decurler structure in the OEM's printer for a royalty of one amount if incorporated in an attachment to the printer, but a lesser amount if incorporated directly in the printer.

        These agreements generated royalty revenues of approximately $300,000 during the fiscal year ended March 31, 2002, $954,000 during the fiscal year ended March 31, 2001 and $1,153,000 during the fiscal year ended March 31, 2000. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products using this same technology to other OEMS. The licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to non-affiliates.

  GJ Competition

        GJ's principal competition for its sorters for convenience copiers is from its OEM licensees who have much larger resources than GJ. GJ also experiences competition, to a more limited extent, from other OEMs, and from other manufacturers of sorters using different technology.

        In its marketing of digital products, GJ faces competition from a number of companies who have substantially greater resources.

  GJ Patents and Proprietary Technology

        GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 1 to 15 years. Patent applications are pending on most of GJ's recently introduced new products, which address the digital copier market. Patents have been obtained or patent applications are pending in the United States and Japan relating to GJ's paper stapling, punching, mailboxing and decurling technologies for digital copier and multi-function machines. During the fiscal year ending March 31, 2002, GJ has systematically allowed certain of its patents which do not cover current products to lapse.

        Gradco believes that the issued patents of GJ are material to the consolidated operations of Gradco and subsidiaries taken as a whole. However, there can be no assurance that GJ's sorter patents will not be challenged or infringed. In addition, there can be no assurance that other parties will not develop new technology which does not violate such patents but which is competitive with certain GJ products and patentable by such other parties. In such case, the Company may not have sufficient resources to defend its rights.

        GJ has confidential information and invention assignment agreements to protect GJ's technology with each of its key technical employees and past employees.

  GJ Production and Assembly

        GJ produces its products at manufacturing facilities of contract manufacturers in Japan and South Korea.

        Agreements with the manufacturers for finished products provide for quality controls and inspection by GJ and its customers. GJ seeks to control product quality in a variety of ways. It emphasizes initial inspection and testing of components. Each of GJ's product lines has a high commonality of parts, enabling GJ to effect certain economies of scale. Raw materials for GJ's products are available from a number of sources to permit timely shipment of orders. Microprocessor programming and electronic assemblies are generally proprietary, but certain OEMs may specify electronics. Tooling for most common parts is owned by GJ or its contract manufacturers, while a number of OEMs own tooling for parts unique to models customized for their products.

        GU and GJ's contracted manufacturers have obtained quality systems certification under ISO 9001 (an International Standard promulgated under the European Economic Community Mandate).

Costs and Revenues of Development Engineering Services

        In fiscal 2002, 2001 and 2000 the Registrant, on a consolidated basis, spent approximately $2,355,000, $9,178,000 and $1,483,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $502,000, $6,645,000 and $142,000, in fiscal 2002, 2001 and 2000, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $522,000, $5,509,000, and $142,000 in fiscal 2002, 2001 and 2000, respectively. The ability of the Company to continue to expend resources on research and development is extremely limited. To continue even the 2002 level will require an assurance of short term revenue to enable it to obtain short term financing.

Backlog

        Registrant's order backlog from consolidated operations was estimated at approximately $3,700,000 at March 31, 2002 and $8,000,000 at March 31, 2001. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). The sharp drop in backlog is an indication of the deterioration of the Company's market for analog products and the absence of revenue from new digital products. Substantially all orders shown as backlog were scheduled for delivery within approximately 6 months. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

        As of June 2002, Gradco and its subsidiaries employed 34 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

  (c)
  Financial Information about Geographic Areas

          For the fiscal year ended March 31, 2002, $8,991,000 or 39% of the Registrant's consolidated revenues were attributed to sales in the United States and $14,187,000 or 61% were attributed to foreign countries ($14,108,000 to Japan). For the fiscal year ended March 31, 2001, $19,281,000 or 49% of the Registrant's consolidated revenues were attributed to the United States and $19,987,000 or 51% were attributed to foreign countries ($19,928,000 to Japan). For the fiscal year ended March 31, 2000, $24,983,000 or 57% of the Registrant's consolidated revenues were attributed to the United States and $19,046,000 or 43% were attributed to foreign countries ($19,004,000 to Japan). The Registrant attributes its revenues to countries based on the location of the subsidiary's office generating the sale. In its foreign sales, the Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

          The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had foreign currency gains of $110,000 and $293,000 in fiscal years 2002 and 2001, respectively, and a loss of $487,000 in fiscal year 2000, arising from changes in the relationship of the yen and dollar during each of those years. The Registrant has an agreement with Xerox whereby they share with the Company gains and losses arising from Xerox business with the Company based on predetermined yen to dollar relationships on an annual basis. The amount for fiscal year 2002 was not recorded in that year. The amount of the gain to the Company is approximately $140,000 and will be recorded when received.

          Financial information regarding foreign and domestic operations is set forth in Note 10 of Notes to the Consolidated Financial Statements.

Item 2. Description of Property.

        Gradco shares its corporate offices with GU at 39 Parker, Irvine, California 92618. GJ's principal office is located in Tokyo, Japan.

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

  Bankruptcy of Mita Industrial Co., Ltd.

        In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company charged $5,543,000 to expense during fiscal year 1999. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. The Company recorded a non-current receivable and a pre-tax credit to income in the year ended March 31, 2000 in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate. Installment payments were received in July 2000 and 2001. In fiscal 2002, GJ gave its approval to Mita-Kyocera to prepay the remaining balance and take a .75% discount per annum. The final payment was received in February 2002.

Item 4. Submission of Matters to Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters.

  (a)
  Market Information.

          Gradco common stock is traded in the over-the-counter market and is quoted on the NASD Bulletin Board under the symbol GRCO. The following table sets forth the quarterly high and low closing sales prices from April 1, 2000 to March 31, 2002.

Quarter Ended	High	Low
June 30, 2000	$2.59	$1.38
September 30, 2000	$1.75	$1.25
December 31, 2000	$1.75	$0.63
March 31, 2001	$1.25	$0.61
June 30, 2001	$0.90	$0.35
September 30, 2001	$0.50	$0.15
December 31, 2001	$0.29	$0.18
March 31, 2002	$0.23	$0.18
  (b)
  Holders.

          The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 14, 2002 is 611.

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

	Year Ended March 31,
	2002	2001	2000	1999		1998
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$23,178	$39,268	$44,029		$73,552	$109,634

Costs and expenses:
Cost of sales	18,191	23,943	31,564		56,008	87,628
Other operating expenses	8,082	16,107	10,731		11,099	10,853
Interest income, net	(317)	(414)	(376)		(253)	(141)
Provision for doubtful Mita receivable	—	—	(935)		5,543	—
DuBois/Hamma litigation settlements	—	3,200	—		5,000	—

	25,956	42,836	40,984		77,397	98,340

Earnings (loss) from continuing operations before income taxes and minority interest	(2,778)	(3,568)	3,045		(3,845)	11,294
Income taxes	1,319	3,273	1,210		(2,319)	4,346
Minority interest	(43)	(84)	(18)		(72)	1,102

Earnings (loss) from continuing operations	$(4,054)	$(6,757)	$1,853		$(1,454)	$5,846
Earnings (loss) from discontinued operations	(3,431)	23	(373)		(736)	540

Net earnings (loss)	$(7,485)	$(6,734)	$1,480		$(2,190)	$6,386

Basic earnings (loss) per common share:
From continuing operations	$(.59)	$(.95)	$.24	$	.(19)	$.75
From discontinued operations	(.50)	—	(.05)		(.09)	.07

Net earnings (loss)	$(1.09)	$(.95)	$.19		$(.28)	$.82

Average shares outstanding, basic EPS	6,891	7,105	7,609		7,897	7,809

Diluted earnings (loss) per common share:
From continuing operations	$(.59)	$(.95)	$.24		$(.19)	$.72
From discontinued operations	(.50)	—	(.05)		(.09)	.07

Net earnings (loss)	$(1.09)	$(.95)	$.19		$(.28)	$.79

Average shares outstanding, diluted EPS	6,891	7,105	7,616		7,897	8,051

Balance sheet data:
Working capital	$4,386	$8,684	$16,631		$15,388	$17,240
Total assets	14,665	31,989	36,915		43,053	48,471
Long-term debt	—	—	—		—	2
Shareholders' equity	7,230	15,404	23,467		21,030	21,473

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

        The Company's operations are conducted principally through its wholly-owned subsidiary Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). Venture Engineering, Inc. ("Venture"), another wholly-owned subsidiary, was involved with engineering and manufacturing activities. On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture. The Board of Directors approved a plan to dispose of the business, which was substantially completed by March 31, 2002. The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying Consolidated Balance Sheets, and its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows. See Note 3 of Notes to Consolidated Financial Statements.

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

        The Company's survival as a going concern is dependent upon the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, excess and obsolete inventories, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition and valuation allowances.

        Revenue recognition.    Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, which generally occurs as services are performed. Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in fiscal 2001, and it has not had a material effect on the Company's financial position or results of operations.

        Valuation Allowances.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Revenues

        Revenues for the fiscal year ended March 31, 2002 decreased by $16,090,000 or 41% from the prior year. Net sales decreased by $10,450,000 (31.9%), from $32,805,000 to $22,355,000, primarily representing the combined effect of a 54% decrease in unit sales and a weaker yen. The yen, which lost 12% against the dollar for the year, caused a decrease of $2.3 million in revenues when yen denominated sales were translated into dollars. The decrease in unit sales was attributable to the shift from analog to digital. Revenues from development engineering services decreased by $4,987,000 (91%), principally because fiscal 2001 amounts included customer funding of two significant programs discussed below. Royalties decreased by $653,000 (68%) as the Company's principal royalty agreement with Canon expired in June 2001.

        Revenues for the fiscal year ended March 31, 2001 decreased by $4,761,000 from the year ended March 31, 2000. Net sales decreased by $9,928,000 (23.2%), from $42,733,000 to $32,805,000, representing the combined effect of a $12,289,000 decrease in sales in the office automation market due to a 30% decrease in unit sales and increases in sales by GTL of $2,361,000. The yen changed by less than 1% against the dollar for the year and therefore revenues derived from yen denominated sales were virtually unaffected when translated into dollars. Revenues from development engineering services increased by $5,367,000, principally from customer funding of two new programs being developed by GJ. Royalties decreased by $200,000.

        The decrease in revenue is the result of the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed, emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. It also is a result of the Company's inability to bring to fruition contracts for the sale of products which it developed for the digital market. The failure of GTL to enter into profitable activities beyond the distribution of Dippin' Dots ice cream in Japan has resulted in a failure to fill this void.

Costs and Expenses

        Gross margin on net sales was 18.6%, 27.0% and 26.1% in fiscal 2002, 2001 and 2000, respectively. The decrease in the 2002 fiscal year was primarily because fixed manufacturing overhead costs could not be trimmed at the same pace as the decline in net sales and from inventory writedowns incurred due to the abandonment of a program to distribute a wide format printer outside of Japan by GTL. Absent these one-time charges of approximately $700,000, gross margin in fiscal 2002 would have been 21.8%.

        Research and development expenses ("R&D") in fiscal 2002 totaled $2,355,000 (10.2% of revenues), compared to $9,178,000 (23.4% of revenues) in fiscal 2001 and $1,483,000 (3.4% of revenues) in fiscal 2000. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2002, 2001 and 2000, respectively, were $502,000, $6,645,000 and $142,000. The unusually high amount in fiscal 2001 was principally attributable to the aforementioned development engineering service contracts administered by GJ for its customers. R&D expenses incurred on behalf of internal R&D efforts were $1,853,000, $2,533,000 and $1,341,000 for the same periods. This expense level cannot continue in light of the Company's limited resources.

        Selling, general and administrative expenses ("SG&A") decreased by $1,385,000 (19.2%) in fiscal 2002 from the prior year. There was a decrease of $1,165,000 in SG&A at GJ and GTL, of which approximately $600,000 was a result of the favorable translation caused by the weaker yen, and the balance was primarily due to a reduction in personnel. There was also $290,000 in stock-based compensation expense in fiscal 2001 and none in the current fiscal year. SG&A decreased by $1,539,000 (17.6%) in fiscal 2001 from the prior year. The majority of this decrease ($957,000) was attributable to the termination of GJ's retirement plan in fiscal 2000.

        Foreign currency gains were $110,000 and $293,000 in fiscal years 2002 and 2001, respectively, compared to a loss of $487,000 in fiscal year 2000. In fiscal 1999, the Registrant took a $5,543,000 charge due to the bankruptcy petition filed by Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers. In fiscal 2000, Mita's reorganization plan was approved by the bankruptcy court and Mita was directed to repay 18% of the unsecured creditors' debt over a period of 10 years. The Registrant recorded a pre-tax credit to income in the amount of $935,000 in 2000 representing the present value of the non-interest bearing payments to be received. In fiscal 2001, the Registrant recorded a $3,200,000 charge for the settlement of the DuBois litigation.

Pre-tax Earnings from Continuing Operations, Income Taxes and Minority Interest

        As a result of the above factors, earnings (loss) from continuing operations before income taxes and minority interest were ($2,778,000), $(3,568,000) and $3,045,000 in fiscal 2002, 2001 and 2000, respectively. The tax provisions of $1,319,000 and $3,273,000 in fiscal 2002 and 2001, respectively, are primarily due to an increase in the valuation allowance on deferred tax benefits associated with the net operating loss carryforwards ("NOLs") in Japan and the U.S. to reflect the uncertainty of the Company being able to utilize the NOLs before they expire. The tax provision of $1,210,000 in fiscal 2000 primarily comprises foreign taxes on the earnings of GJ and state taxes on the earnings of GU.

        As discussed above, the Company has terminated the operations of Venture and now reflect its operating results as discontinued operations. The earnings (loss) from Venture's operations was ($2,279,000), $23,000 and ($373,000) in fiscal 2002, 2001 and 2000, respectively. The $1,152,000 loss on disposal of discontinued operations in 2002 comprises the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000 plus the estimated final shutdown costs.

Litigation

        There is no material litigation pending against the Company. The following cases, which have been settled, involved material claims asserted against the Company:

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

        DuBois v. Gradco Systems Inc. et al.    The federal case brought against the Company and its (now former) president, Keith Stewart, in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company, was settled before trial in September 2000. Pursuant to such settlement, Gradco paid $3,200,000 to Mr. DuBois. The $3.2 million settlement or $.45 per share, was charged to expense in the second quarter of fiscal year 2001. Because the Company has substantial net operating loss carryforwards for federal tax purposes, no tax benefits were recognized as a result of this charge.

Effects of Inflation

        To date, the Registrant has not experienced significant inflationary cost increases. We are exposed to risks associated with foreign exchange rate fluctuations due to our significant operations in Japan.

Liquidity and Capital Resources

        Working capital at March 31, 2002 decreased by $4,298,000 to $4,386,000, from March 31, 2001 of $8,684,000, primarily as a result of the loss from operations and unfavorable currency translation adjustments, partially offset by the advanced payment of the Mita receivable and a redemption of life insurance policies, both of which were classified as non-current assets at March 31, 2001.

        Net cash of $4.9 million was used in operations in fiscal 2002 primarily to cover operating losses. The Company has been able to meet its liquidity requirements primarily through its cash balances. The Company's ability to generate cash from operations will be dependent upon increased revenues and management's ability to control costs.

        Net cash provided by investing activities in fiscal 2002 was $0.6 million, primarily representing the redemption of life insurance policies. Net cash used in investing activities for acquisition of property and equipment was $0.1 million in both fiscal 2001 and 2000. In fiscal 2000, $0.2 million was used to purchase a license to sell Dippin' Dots ice cream in Japan.

        Net cash used in financing activities was $0.1 million, $0.4 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively, representing the purchase of 90,800 shares, 256,411 shares and 687,075 shares of treasury stock in the respective fiscal years.

        Exchange rate changes associated with a weaker yen in fiscal 2002 and 2001 caused decreases of $0.3 million and $1.1 million in cash, respectively, and an increase of $1.1 million in cash was caused by a strengthening yen in fiscal 2000. At March 31, 2002, the Company had approximately $2.5 million in Japanese banks.

        At March 31, 2002, the Registrant had $3.6 million in cash and no long-term debt. The Registrant believes that its cash and credit facilities are adequate for its short term needs. The Company believes its long term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        (a)  The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present. Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stock-holders of the Registrant, which is expected to be held in September 2002.

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

Name	Business Experience
Martin E. Tash, Age 61	Mr. Tash has been Chairman of the Board and Chief Executive Officer of the Registrant since October 1990, and President of the Registrant since October 1991. Until June 1998 Mr. Tash was also Chairman of the Board and President of Plenum Publishing Corporation, a position he had held since July 1977. After the sale of Plenum to a third party Mr. Tash resigned.
Harland L. Mischler, Age 70
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
Bernard Bressler, Age 74
Mr. Bressler has been Secretary and director of the Registrant since October 1990 and Treasurer of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. Mr. Bressler was also a director of Plenum Publishing Corporation until its sale.

Robert J. Stillwell, age 66
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
Thomas J. Burger, age 55
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
Masakazu (Mark) Takeuchi, age 65
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

Item 11. Executive Compensation.

        (a)  Summary Compensation Table.

          The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 14, 2002 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 2002, 2001 and 2000: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 2002 required to be disclosed in column (c) below exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus($)(1)(2)	Securities Underlying Options(3)
Martin E. Tash(1)	2002	125,000	50,000
Chairman of the Board,	2001	125,000	100,000
President and Chief Executive Officer	2000	125,000	—
Masakazu (Mark) Takeuchi(2)	2002	273,404	—
President,	2001	309,167	78,000
Gradco (Japan) Ltd.	2000	307,125	—

(1)
With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2)
With regard to Mr. Takeuchi, the amounts shown in this column represent compensation for services as an executive officer of GJ. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen the compensation was the same for all three fiscal years.

(3)
Represents the number of shares of common stock issuable upon the exercise of options granted to the named officer pursuant to the 2000 Stock Option Plan (see below) during each fiscal year including options granted as a replacement for options originally granted under the Company's 1997 stock option plan. See 3(b)(i) and 3(b)(ii) below.

        (b)  Stock Option Plans.

          (i)    Gradco has a 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan, which provided for the issuance of up to 350,000 shares of Gradco common stock upon exercise of stock options, was terminated on May 25, 1998 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options. Currently, options for 11,500 shares are outstanding under the 1988 Plan.

          The Stock Option Committee, which administers the 1988 Plan, is appointed by the Board of Directors. Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1988 Plan, the Committee's powers under such Plan are limited to such administrative matters as may arise with regard to currently outstanding options.

          (ii)  On September 11, 1997, the Board of Directors adopted the Registrant's 1997 Stock Option Plan (the "1997 Plan") which provided for the grant of options which do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. In August 2000 the Board of Directors terminated the Plan and granted to option holders under such Plan options under the 2000 Plan under terms identical to the previously granted 1997 options.

          (iii)  In August 2000, the Board of Directors approved the adoption of a 2000 Stock Option Plan offering Incentive Stock Options ("ISO's") and Non-Qualified Stock Options ("NQSO's").

  This Plan was approved by the Registrant's stockholders at the annual meeting held on September 22, 2000. The plan provided for 700,000 shares and the Board reserved 267,500 shares to replace NQSO's previously granted under the 1997 plan. As of June 14, 2002 there are 423,250 options outstanding under this plan owned by employees of the Company. The plan is administered by the Board of Directors.

          Including options replacing options previously granted under the 1997 Stock Option Plan, options for 228,000 shares were granted to executive officers named in the Summary Compensation Table (above) under the 2000 Stock Option Plan and no options were exercised by said executive officers under either stock option plan.

          The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 2002 together with the value of such options as of March 31, 2002.

UNEXERCISED OPTIONS AT FISCAL YEAR-END

Name	Number of Securities Unexercised at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/ Unexercisable($)
Martin E. Tash	112,500 / 37,500	None
Masakazu (Mark) Takeuchi(1)	64,500 / 13,500	None

(1)
Mr. Takeuchi is the Chief Executive Officer of Gradco (Japan) Ltd.

        (c)  Retirement Plan (GJ).

          In June 1994, GJ adopted a retirement plan providing that, subject to approval by GJ's shareholders at the time of proposed payment, a retirement allowance be paid by GJ to a member of GJ management who retires after his term of office or by reason of reaching his mandatory retirement age. The amount of the retirement allowance is determined by a formula multiplying (1) the monthly salary at the time of retirement, by (2) the number of years served, by (3) a factor which varies depending upon the office held by the eligible individual. Mr. Takeuchi is eligible for a payment under this Plan upon his retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to him an amount equal to 80% of his vested benefit at year end. The loan, which bears interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. Mr. Takeuchi's vested benefit is ¥103,000,000 ($733,000) at March 31, 2002.

        (d)  Compensation of Directors.

          Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 2002 fiscal year.

          Martin E. Tash (the Registrant's President and Chairman of the Board) received $125,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 2002. This amount is included in the Summary Compensation Table in Item 11(a) above.

          HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 2002.

          All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 2000 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 2002. As of that date, Mr. Mischler held options for 46,000 shares and Messrs. Stillwell and Burger each held options for 7,500 shares.

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

        (f)    Compensation Committee Interlocks and Insider Participation.

          The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 2002, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a)  The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 14, 2002 based on 6,879,148 shares of Common Stock, no par value, outstanding as of such date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock, no par value	Mitchell Partners, L.P. and James E. Mitchell c/o James E. Mitchell General Partner 3187-D Airway Avenue, Costa Mesa, California 92626	490,277	(1)	7.1	%(2)

(1)
As set forth in Schedule 13D, dated October 4, 2001, James E. Mitchell is the sole general partner of Mitchell Partners with sole control over all matters relating to investment and voting control. Mitchell Partners is in the securities investment business.

(2)
Mitchell Partners owns 488,277 shares and James E. Mitchell owns 2,000 shares all of which are subject to the sole power to vote and sole power to dispose of James E. Mitchell.

        (b)  The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the

Summary Compensation Table in Item 11(a), and all officers and directors as a group (6 persons), as of June 14, 2002.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Common Stock, no par value	Martin E. Tash	359,048	(2)	5.1%
	Harland L. Mischler	80,500	(3)	1.2%
	Bernard Bressler	29,273	(4)	*
	Robert J. Stillwell	28,975	(5)	*
	Thomas J. Burger	7,500	(6)	*
	Masakazu (Mark) Takeuchi	64,500	(6)	*
	All Executive Officers and Directors as a Group (comprising the 6 persons shown above)	569,796	(7)	8.1%

*
Less than 1%

(1)
In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note (7).

(2)
Includes 84,952 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 86,559 shares owned by Mr. Tash jointly with his wife and 75,037 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 112,500 shares of the Registrant's stock.

(3)
Includes 52,000 shares owned directly by HLM Capital Resources, Inc., a private investment and holding corporation, of which Mr. Mischler is President, Chairman and major shareholder, and 17,000 shares owned directly by Mr. Mischler. Also includes currently exercisable options granted to Mr. Mischler to purchase 11,500 shares of the Registrant's stock.

(4)
Includes 2,626 shares held by Mr. Bressler's wife. Mr. Bressler disclaims beneficial ownership of the shares owned by his wife.

(5)
Includes 27,100 shares held for Mr. Stillwell in an individual retirement account, and 1,875 shares which may be acquired upon the exercise of currently exercisable options.

(6)
Represents shares which may be acquired upon the exercise of currently exercisable options.

(7)
The number of shares and percentage owned includes 197,875 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

Item 13. Certain Relationships and Related Transactions

        Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 2002 fiscal year, the Registrant paid legal fees and expenses of $49,925.47 to such firm.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

  (b)
  8-K Reports-:

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
10.18	Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995, incorporated by reference from Form 10-K for fiscal year ended March 31, 1996, Exhibit 10.19.
22	List of Significant Subsidiaries
(i) Gradco (Japan) Ltd. (Japan)
(ii) Gradco (USA) Inc. (California)
23	Consent of PricewaterhouseCoopers LLP
23.1	Consent of Grant Thornton LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 9, 2002	GRADCO SYSTEMS, INC.

	By:	/s/ MARTIN E. TASH Martin E. Tash Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. TASH Martin E. Tash	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 9, 2002
/s/ HARLAND L. MISCHLER Harland L. Mischler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	July 9, 2002
/s/ BERNARD BRESSLER Bernard Bressler	Secretary, Treasurer and Director	July 9, 2002
/s/ ROBERT J. STILLWELL Robert J. Stillwell	Director	July 9, 2002
/s/ THOMAS J. BURGER Thomas J. Burger	Director	July 9, 2002
/s/ MARK TAKEUCHI Mark Takeuchi	Director	July 9, 2002

FORM 10-K—ITEM 14(a)

GRADCO SYSTEMS, INC.

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
    of Gradco Systems, Inc.

We have audited the accompanying consolidated balance sheets of Gradco Systems, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gradco Systems, Inc. as of March 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended March 31, 2002 and 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company generated a net loss of $7,485,000 for the year ended March 31, 2002 and used cash in operations of $4,868,000. The Company has also experienced a significant reduction in its sales volume that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

Irvine, California
June 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
    of Gradco Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page S-1, present fairly, in all material respects, the financial position of Gradco Systems, Inc. and its subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page S-1 presents fairly, in all material respects, the information set forth therein for the fiscal year ended March 31, 2000 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Orange County, California
June 13, 2000, except for Note 3, as to which the date is June 28, 2002

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,597	$7,791
Accounts receivable, less allowance for doubtful accounts of $175 and $72, respectively	6,242	11,960
Inventories, net	964	892
Deferred income taxes	—	155
Other current assets	281	388
Net assets of discontinued operations	—	2,533

Total current assets	11,084	23,719
Property and equipment, net	229	336
Cash surrender value of life insurance	278	915
Deferred income taxes	—	1,674
Other assets	3,074	3,981
Net assets of discontinued operations	—	1,364

	$14,665	$31,989

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,059	$6,749
Notes payable to suppliers	3,238	6,552
Accrued expenses	1,004	1,060
Income taxes payable	338	674
Net liabilities of discontinued operations	59	—

Total current liabilities	6,698	15,035
Non-current liabilities	245	601
Excess of fair value of net assets acquired over cost, net of accumulated amortization of $1,800 and $1,400, respectively	—	400
Minority interest	492	549
Commitments and contingencies (Note 9)	—	—
Shareholders' equity:
Preferred stock, no par value; authorized 7,500,000 shares, none issued	—	—
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares; outstanding 6,879,148 and 6,969,948 shares, respectively	46,454	46,454
Accumulated deficit	(38,901)	(31,416)
Accumulated other comprehensive income	1,344	1,982
Less cost of common stock in treasury, 1,034,286 and 943,486 shares, respectively	(1,667)	(1,616)

Total shareholders' equity	7,230	15,404

	$14,665	$31,989

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended March 31,
	2002	2001	2000
Revenues:
Net sales	$22,355	$32,805	$42,733
Development engineering services	522	5,509	142
Licenses and royalties	301	954	1,154

	23,178	39,268	44,029

Costs and expenses:
Cost of sales	18,191	23,943	31,564
Research and development	2,355	9,178	1,483
Selling, general and administrative	5,837	7,222	8,761
Foreign currency transaction (gains) losses	(110)	(293)	487
Recovery of doubtful Mita receivable	—	—	(935)
DuBois litigation settlement	—	3,200	—

	26,273	43,250	41,360

Income (loss) from operations	(3,095)	(3,982)	2,669
Interest expense	(1)	(1)	(1)
Interest income	318	415	377

Income (loss) from continuing operations before income taxes and minority interest	(2,778)	(3,568)	3,045
Income tax expense	1,319	3,273	1,210
Minority interest	(43)	(84)	(18)

Income (loss) from continuing operations	(4,054)	(6,757)	1,853
Income (loss) from discontinued operations	(2,279)	23	(373)
Loss on disposal of discontinued operations	(1,152)	—	—

Net earnings (loss)	$(7,485)	$(6,734)	$1,480

Basic and diluted earnings (loss) per common share:
From continuing operations	$(.59)	$(.95)	$.24
From discontinued operations	(.50)	—	(.05)

Net earnings (loss)	$(1.09)	$(.95)	$.19

Average shares outstanding, basic EPS	6,891	7,105	7,609

Average shares outstanding, diluted EPS	6,891	7,105	7,616

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Accumulated Deficit		Treasury Stock
	Shares	Amount				Total
Balance at March 31, 1999	7,910,934	$45,829	$(26,162)	$1,363	$—	$21,030
Components of comprehensive income:
Net earnings	—	—	1,480	—	—	1,480
Translation adjustments	—	—	—	1,877	—	1,877

Comprehensive income						3,357
Exercise of stock options	2,500	5	—	—	—	5
Stock-based compensation	—	330	—	—	—	330
Purchase of treasury stock	—	—	—	—	(1,255)	(1,255)

Balance at March 31, 2000	7,913,434	46,164	(24,682)	3,240	(1,255)	23,467
Components of comprehensive income:
Net loss	—	—	(6,734)	—	—	(6,734)
Translation adjustments	—	—	—	(1,258)	—	(1,258)

Comprehensive loss						(7,992)
Stock-based compensation	—	290	—	—	—	290
Purchase of treasury stock	—	—	—	—	(361)	(361)

Balance at March 31, 2001	7,913,434	46,454	(31,416)	1,982	(1,616)	15,404
Components of comprehensive income:
Net loss	—	—	(7,485)	—	—	(7,485)
Translation adjustments	—	—	—	(638)	—	(638)

Comprehensive loss						(8,123)
Purchase of treasury stock	—	—	—	—	(51)	(51)

Balance at March 31, 2002	7,913,434	$46,454	$(38,901)	$1,344	$(1,667)	$7,230

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$(4,054)	$(6,757)	$1,853

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	82	106	186
Amortization	(323)	(347)	(304)
Unrealized foreign currency transaction (gains) losses	(155)	(409)	532
Deferred income taxes	1,133	3,104	963
Provision for losses on accounts receivable	109	4	4
Provision for inventory write-down	700	—	—
Loss on sale of property and equipment	28	69	5
Stock-based compensation	—	290	330
Installment portion of Hamma litigation settlement	—	(1,000)	(1,000)
Minority interest	(43)	(84)	(18)
Decrease (increase) in accounts receivable	5,320	(2,453)	4,947
(Increase) decrease in inventories	(893)	(176)	178
Decrease (increase) in other current assets	53	(142)	261
Decrease (increase) in other assets	768	(1,437)	(728)
(Decrease) increase in accounts payable	(4,508)	2,844	(1,572)
(Decrease) increase in notes payable to suppliers	(3,047)	2,916	(5,419)
(Decrease) increase in accrued expenses	(13)	490	(951)
(Decrease) increase in income taxes payable	310	241	383
(Decrease) increase in other liabilities	(335)	(62)	689

Total adjustments	(814)	3,954	(1,514)

Net cash (used in) provided by operations	(4,868)	(2,803)	339

Cash flows from investing activities:
Redemption of life insurance policies	573	—	—
Redemption of investments	—	1,000	1,000
Acquisition of property and equipment	(25)	(85)	(76)
Proceeds from sale of property and equipment	6	—	—
Acquisition of Dippin' Dots license	—	—	(172)

Net cash provided by investing activities	554	915	752

Cash flows from financing activities:
Acquisition of treasury stock	(51)	(361)	(1,255)
Proceeds from exercise of stock options	—	—	5

Net cash used in financing activities	(51)	(361)	(1,250)

Effect of exchange rate changes on cash	(333)	(1,140)	1,055

Net (decrease) increase in cash and cash equivalents from continuing operations	(4,698)	(3,389)	896
Net increase (decrease) in cash from discontinued operations	504	(1,028)	(1,111)

Net decrease in cash and cash equivalents	(4,194)	(4,417)	(215)
Cash and cash equivalents at beginning of year	7,791	12,208	12,423

Cash and cash equivalents at end of year	$3,597	$7,791	$12,208

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$1	$1	$1
Income taxes	(124)	(90)	(136)

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Gradco Systems, Inc. (the "Company") is a holding company which conducts its operations principally through its wholly-owned subsidiary Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GTL develops other technical and non-technical business opportunities. The Company's other wholly-owned subsidiary Venture Engineering, Inc. ("Venture") was substantially closed during fiscal 2002. Its operations have been classified as discontinued operations in the accompanying consolidated financial statements (see Note 3).

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

Long-lived Assets

        The excess of cost over acquired net assets ("goodwill"), which pertained to Venture and was written off during fiscal 2002 as part of the discontinued operation charges, was being amortized over a period of forty years. Other intangible assets are amortized over the estimated periods to be benefited, which is generally five years. Intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company records impairment to the extent that fair value (using future undiscounted cash flows) is less than the carrying value of the asset. See the discussion under Recent Accounting Pronouncements.

Revenue Recognition

        Revenues from product sales ("net sales") are recorded as units are shipped. Revenues from development engineering services and research and development contracts are recognized as earned, which generally occurs as services are performed. Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in fiscal 2001, and it has not had a material effect on the Company's financial position or results of operations.

Research and Development Expenses

        Research and development expenses incurred on behalf of OEM customers and internal research and development are reflected in research and development expense. These expenses amounted to $2,355,000, $9,178,000 and $1,483,000 in the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and the resulting adjustments are accumulated in shareholders' equity. Income and expenses are translated at average exchange rates for the year. Foreign currency transaction gains and losses are included in net earnings (loss), except for those relating to intercompany transactions of a long-term investment nature which are accumulated in shareholders' equity.

Net Earnings (loss) Per Share—(EPS)

        Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There is no difference in average shares outstanding between diluted and basic in fiscal years 2002 and 2001 because there were net losses. Potentially dilutive securities that were excluded from the computation of earnings (loss) per share were 453,000, 464,500, and 446,493, in 2002, 2001, and 2000, respectively. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Operations. A reconciliation of the average number of outstanding shares used in the computation of basic EPS to that used in the computation of diluted EPS is shown in the following table (in thousands):

	Fiscal Year
	2002	2001	2000
Average shares outstanding, basic EPS	6,891	7,105	7,609
Effect of dilutive securities:
Stock options	—	—	7

Average shares outstanding, diluted EPS	6,891	7,105	7,616

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

Reclassifications

        Certain reclassifications have been made to the fiscal 2001 and 2000 consolidated financial statements to conform to the fiscal 2002 presentation.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations, and it provides guidance on estimating future cash flows to test recoverability.

        Management does not expect the implementation of these pronouncements to have a material impact on the Company's financial position or results of operations. The Company is required to adopt each of these standards in fiscal 2003.

NOTE 2—REALIZATION OF ASSETS

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations and has experienced a significant reduction in its sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the company, which in turn is dependent upon growth of revenues and the success of future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

        Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: the Company has shutdown the operations of Venture, reduced the size of its workforce and reduced other costs in an attempt to conserve cash. The Company's survival as a going concern is dependent upon the development of new sources in Japan and South Korea for the manufacture and engineering of products and completing tooling for such manufacture within the limits of its financial resources. However, there can be no assurance that these activities will be sufficient to reduce expenses quickly and sufficiently enough to meet declining revenues, if they persist.

NOTE 3—DISCONTINUED OPERATIONS

        On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture, one of its wholly-owned subsidiaries. The industries serviced by Venture, primarily the semi-conductor industry and other electronic device manufacturers, were negatively affected by the downturn in the worldwide economy. A number of customers cancelled orders and delayed deliveries, causing Venture to incur losses of an unacceptable magnitude. The Board of Directors approved a plan to dispose of the business, which was substantially completed by March 31, 2002. The loss on disposal for the year ended March 31, 2002 of $1,152,000 includes the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000 as well as the final administrative expenses to be incurred in collecting Venture's remaining receivables and paying its remaining obligations.

        The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. There has been no tax benefit recognized for the losses because the Company is already in a net operating loss carryforward position.

        Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	For the years ended March 31,
	2002	2001	2000
Net sales	$5,564	$10,975	$6,225
Development engineering services	113	997	1,020

	5,677	11,972	7,245

Cost of sales	6,112	9,045	5,151
Research and development	243	1,317	1,258
Selling, general and administrative	1,571	1,568	1,255
Interest, net	29	20	(18)

	7,955	11,950	7,646

Income (loss) before income taxes	(2,278)	22	(401)
Income tax expense (benefit)	1	(1)	(28)

Income (loss) from discontinued operations	$(2,279)	$23	$(373)

        The net assets (liabilities), excluding cash of $116,000 and $80,000 as of March 31, 2002 and 2001, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of March 31, 2002 and 2001 are as follows (dollars in thousands):

	March 31, 2002	March 31, 2001
Accounts receivable, net	$55	$2,221
Inventories	—	2,085
Other assets	30	40
Accounts payable	(61)	(1,543)
Accrued expenses	(10)	(263)
Income taxes payable	(5)	(7)
Estimated costs related to disposal	(68)	—

Net assets (liabilities) of discontinued operations-current	$(59)	$2,533

Excess of cost over acquired net assets, net	$—	$1,105
Furniture, fixtures and equipment, net	—	259

Net assets of discontinued operations-noncurrent	$—	$1,364

NOTE 4—MITA BANKRUPTCY

        In August 1998, Mita Industrial Co. Ltd. ("Mita"), one of GJ's largest customers, filed a petition in Japan along with five of its affiliates for the Japanese equivalent of a Chapter XI Reorganization. The Company established an allowance for the full amount of Mita's indebtedness to Gradco as of the bankruptcy date. The amount charged to expense during fiscal year 1999 was $5,543,000. Mita's reorganization plan, approved by the court in January 2000, made Mita a wholly-owned subsidiary of Kyocera Corporation and directed Mita to repay 18% of the unsecured creditors' debt over a period of 10 years. These payments to the Company had a gross value of approximately $1.3 million since the yen had strengthened against the dollar since the bankruptcy filing. The Company recorded a non-current receivable and a pre-tax credit to income in the amount of $935,000, representing the present value of the non-interest bearing payments to be received using an 8% discount rate. Payments of approximately $111,000 and $300,000 were received in July 2001 and 2000, respectively. In fiscal 2002, GJ gave its approval to Mita-Kyocera to prepay the remaining balance and take a .75% discount per annum. The final payment of $511,000 was received in February 2002.

NOTE 5—TREASURY STOCK

        In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to two million common shares from time to time on the open market. The Company purchased 90,800, 256,411 and 687,075 shares at aggregate costs of $51,000, $361,000 and $1,255,000 during fiscal years 2002, 2001 and 2000, respectively. No shares have been purchased since June 2001.

NOTE 6—DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

	March 31,
	2002	2001
	(In Thousands)
Inventories are summarized as follows:
Raw materials	$169	$108
Finished goods	795	784

Net inventories	$964	$892

        Inventory reserves for excess and obsolete inventories were $377,000 and $105,000 in fiscal 2002 and 2001, respectively.

Property and equipment, at cost, are summarized as follows:
Office, shop and automotive equipment	$175	$247
Computer equipment	531	538
Leasehold improvements	156	166
Tooling	2,178	2,342

	3,040	3,293
Less:
Accumulated depreciation and amortization	2,811	2,957

	$229	$336

	March 31,
	2002	2001
	(In Thousands)
Other assets are summarized as follows:
Non-Refundable Tooling Advances	$2,119	$2,353
Deposits	456	488
Investments	249	527
Mita receivable	—	511
Canon license	193	—
Distribution license for Dippin' Dots ice cream	57	92
Other	—	10

	$3,074	$3,981

Non-current liabilities are summarized as follows:
Accumulated benefit obligation	$245	$501
Other	—	100

	$245	$601

NOTE 7—INCOME TAXES

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Year
	2002	2001	2000
Current
Foreign	$11	$19	$14
Federal	(8)	6	—
State	183	144	233
Deferred
Foreign	70	2,847	477
Federal	1,063	257	486

Total	$1,319	$3,273	$1,210

        The foreign provision for all years primarily reflects GJ's income taxed in Japan.

        Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings (loss) are as follows:

	Fiscal Year
	2002	2001	2000
Tax provision (benefit) at U.S. statutory tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, less federal benefit	(3.3)	2.6	5.0
Foreign tax expense	27.1	24.5	5.6
Stock-based compensation	—	2.8	3.8
Change in valuation allowance	58.4	93.2	(5.2)
Other	0.3	3.6	(4.5)

	47.5%	91.7%	39.7%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2002	2001
Deferred tax assets
Retirement benefits	$—	$674
Mita bad debt recovery	—	92
Local taxes	—	20
Other	—	43
Tax loss carryforwards	14,276	11,871
Valuation allowance	(14,276)	(10,871)

	$—	$1,829

        At March 31, 2002, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $32,768,000 which will expire in 2003 through 2022 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiary, GU. GJ and its subsidiary also have NOLs in the amount of 891,964,000 Yen ($6,694,000) which will expire in the future. At this time it is not deemed likely that these NOLs can be utilized and therefore a valuation allowance has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

        The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 2002, the Company's share of such undistributed foreign earnings totaled $11,000,000. Foreign withholding taxes of approximately $1,100,000 would be due upon remittance of these earnings.

NOTE 8—EMPLOYEE BENEFITS

        In August 2000, the Board of Directors of the Company approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") offering Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The 2000 Plan was approved by the Company's shareholders at the annual meeting held on September 22, 2000. A maximum of 700,000 shares of the Company's common stock have been reserved for issuance pursuant to the 2000 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The Board reserved options for 267,500 shares to replace NQSOs issued and still outstanding under the 1997 Stock Option Plan (the "1997 Plan") which was terminated at that time. The replacement options carried terms identical to the previously issued options. Under the 1997 Plan, options for 312,000 shares were granted during September 1997 at an exercise price of $6.00 per share below fair market value of the common stock on the date of grant. This difference was recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Stock-based compensation expense of $290,000 and $330,000 is included in selling, general and administrative expenses for the years ended March 31, 2001 and 2000, respectively. Options for 153,500 and 125,000 were granted during fiscal year 2002 and 2001, respectively, at prices equal to the fair market value at the dates of grant. No options were granted in fiscal year 2000.

        The Company's 1988 Stock Option Plan has 11,500 options outstanding. Such options are exercisable in increments over periods at a price equal to the fair market value at the date of grant.

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized on the Incentive Stock Options. Had compensation cost been determined consistent with SFAS 123, there would have been no effect on results of operations for the periods presented.

        The following table summarizes stock option activity:

	Number	Weighted Average Exercise Price
Outstanding March 31, 1999	459,000	$2.86
Exercised	(2,500)	2.00
Expired or cancelled	(10,000)	2.00

Outstanding March 31, 2000	446,500	2.88
Granted	125,000	1.62
Expired or cancelled	(107,000)	4.55

Outstanding March 31, 2001	464,500	2.16
Granted	153,500.39
Expired or cancelled	(165,000)	2.60

Outstanding March 31, 2002	453,000	$1.40

        Of the options outstanding at March 31, 2002, 2001 and 2000, options to purchase 264,625, 342,000 and 376,250 shares, respectively, were exercisable at weighted average prices of $1.40, $2.35 and $3.03 per share, respectively.

        The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33 to 0.52	153,500	9.3	$0.39	38,375	$0.39
1.50	80,500	8.5	1.50	20,125	1.50
2.00	187,500	5.6	2.00	179,625	2.00
2.38 to 3.38	31,500	5.1	2.54	26,500	2.56

	453,000			264,625

        The Company's Japanese subsidiary had a retirement plan for its management which provided for a lump sum payment to be made to each eligible individual at his retirement date. The payment was based on a formula that factored in length of service, position held and salary at the time of retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit. The loans, which bear interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. The Company expensed the unamortized prior service cost during the third quarter of fiscal year 2000. This special charge amounted to $693,000. The amount charged to expense, including the special charge, in fiscal year 2000 was $957,000. The Company has recorded the loan as a reduction of the deferred compensation obligation, which totaled $245,000 and $501,000 at March 31, 2002 and 2001 respectively

        The Company's domestic subsidiary has a 401(k) employee benefit plan. All employees are eligible for the plan upon the completion of one month of service with the Company. As part of the plan, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal years 2002, 2001 and 2000, the Company contributed $31,000, $25,000 and $25,000, respectively, to the plan.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Year ending March 31,
2003	$274,000
2004	182,000
2005	5,000
2006	3,000
Thereafter	—

$464,000

        Rent expense was approximately $682,000, $759,000 and $816,000 for fiscal years 2002, 2001 and 2000, respectively.

        There is no material litigation pending against the Company. The following cases, which have been settled, involved material claims asserted against the Company:

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

        DuBois v. Gradco Systems Inc. et al.    The federal case brought against the Company and its (now former) president, Keith Stewart, in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company, was settled before trial in September 2000. Pursuant to such settlement, Gradco paid $3,200,000 to Mr. DuBois. The $3.2 million settlement or $.45 per share, was charged to expense in the second quarter of fiscal year 2001. Because the Company has substantial net operating loss carryforwards for federal tax purposes, no tax benefits were recognized as a result of this charge.

NOTE 10—SEGMENT INFORMATION

        The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, GJ, GU and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Venture operates a second industry segment involved in high technology engineering and manufacturing services. GTL, whose operations are focused on developing markets for new technologies and products, accounts for the remainder (in thousands).

	Paper Handling Devices	New Technology/ Products	Corporate	Discontinued Operations	Intersegment & Corporate Eliminations	Consolidated
Fiscal Year 2002
Revenues	$20,711	$2,467	$—	$—	$—	$23,178
Interest income	567	—	1	—	(250)	318
Interest expense	1	—	250	—	(250)	1
Depreciation and amortization	93	44	(378)	—	—	(241)
Income tax expense	318	1	1,000	—	—	1,319
Net loss	(1,842)	(1,103)	(1,109)	(3,431)	—	(7,485)
Assets	28,075	970	5,400	116	(19,896)	14,665
Fiscal Year 2001
Revenues	$36,596	$2,813	$—	$—	$(141)	$39,268
Interest income	600	—	40	—	(225)	415
Interest expense	1	—	225	—	(225)	1
Depreciation and amortization	76	40	(357)	—	—	(241)
DuBois litigation settlement	—	—	3,200	—	—	3,200
Income tax expense	3,056	1	216	—	—	3,273
Net earnings (loss)	(1,380)	(1,275)	(4,103)	24	—	(6,734)
Assets	42,093	1,091	7,577	2,273	(21,045)	31,989
Fiscal Year 2000
Revenues	$43,721	$308	$—	$—	$—	$44,029
Interest income	443	—	89	—	(155)	377
Interest expense	1	—	155	—	(155)	1
Depreciation and amortization	203	36	(357)	—	—	(118)
Income tax expense	720	—	490	—	—	1,210
Net earnings (loss)	3,357	(308)	(1,196)	(373)	—	1,480
Assets	42,004	1,071	8,937	2,249	(17,346)	36,915

        Geographic data follows (in thousands):

	United States	Japan	Belgium	Consolidated
Fiscal Year 2002
Revenues	$8,991	$14,108	$79	$23,178
Long-lived assets	53	3,525	3	3,581
Fiscal Year 2001
Revenues	$19,281	$19,928	$59	$39,268
Long-lived assets	73	5,154	5	5,232
Fiscal Year 2000
Revenues	$24,983	$19,004	$42	$44,029
Long-lived assets	342	4,457	2	4,801

        The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

	Fiscal Year
	2002	2001	2000
Fuji Xerox	28%	18%	N/A
Xerox	21%	30%	38%
Xerox Ltd.	10%	16%	11%
Panasonic	N/A	14%	17%
Kyocera Mita	N/A	N/A	11%

NOTE 11—INTERIM FINANCIAL RESULTS (Unaudited)

        The following table summarizes the unaudited quarterly results of operations for fiscal years 2002 and 2001.

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share amounts)
Fiscal Year 2002
Revenues	$7,779	$5,768	$5,678	$3,953	$23,178
Costs and expenses, including interest	8,425	6,268	6,356	4,907	25,956
Loss from continuing operations before income taxes	(646)	(500)	(678)	(954)	(2,778)
Loss from discontinued operations	(405)	(3,026)	—	—	(3,431)
Net loss	(1,048)	(4,521)	(857)	(1,059)	(7,485)
Basic and diluted loss per common share	$(.15)	$(.65)	$(.12)	$(.17)	$(1.09)
Fiscal Year 2001
Revenues	$10,739	$10,112	$9,779	$8,638	$39,268
Costs and expenses, including interest	10,209	13,021	10,740	8,866	42,836
Earnings (loss) from continuing operations before income taxes	530	(2,909)	(961)	(228)	(3,568)
Income (loss) from discontinued operations	100	24	84	(185)	23
Net earnings (loss)	360	(2,978)	(3,357)	(759)	(6,734)
Basic and diluted earnings (loss) per common share	$.05	$(.42)	$(.47)	$(.11)	$(.95)

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

During the three months ended March 31, 2002, the Company recorded an increase to its inventory reserve of $248,000 for excess and obsolete inventories. In addition, the Company reduced certain accrued liabilities that totaled $180,000 for the three months ended March 31, 2002.

SCHEDULE II

GRADCO SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the three years ended March 31, 2002
(Amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Currency Translation Adjustments	Balance at End of Year
Valuation reserve deducted in the balance sheets from the asset to which it applies:
Year ended March 31, 2002:
Accounts receivable	$72	$109	$6	$175
Deferred income taxes	$10,871	$3,454	$49	$14,276
Inventories	$105	$272	$0	$377
Year ended March 31, 2001:
Accounts receivable	$70	$4	$2	$72
Deferred income taxes	$8,453	$2,649	$231	$10,871
Inventories	$0	$105	$0	$105
Year ended March 31, 2000:
Accounts receivable	$6,450	$4	$6,384	$70
Deferred income taxes	$8,602	$131	$280	$8,453

QuickLinks

FORM 10-K
PART I
  Item 1. Business
  Item 2. Description of Property.
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Security Holder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Disagreements in Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
FORM 10-K—ITEM 14(a)
INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE 2—REALIZATION OF ASSETS
  NOTE 3—DISCONTINUED OPERATIONS
  NOTE 4—MITA BANKRUPTCY
  NOTE 5—TREASURY STOCK
  NOTE 6—DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
  NOTE 7—INCOME TAXES
  NOTE 8—EMPLOYEE BENEFITS
  NOTE 9—COMMITMENTS AND CONTINGENCIES
  NOTE 10—SEGMENT INFORMATION
  NOTE 11—INTERIM FINANCIAL RESULTS (Unaudited)
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS