Form 10-K/A
period 2002-03-31
GRADCO SYSTEMS INC
filed 2002-08-01
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATION OF AMENDMENT

        Two names were omitted from the Item 12(a) table of voting shareholders owning 5% or more of the stock. Mr. Tash, whose ownership is set forth on the schedule immediately following in sub part (b), was inadvertently omitted since he was not in the prior year list. Mr. Callahan was omitted since he neglected to send the Company a copy of his filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a)  The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 14, 2002 based on 6,879,148 shares of Common Stock, no par value, outstanding as of such date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock, no par value	Martin E. Tash	359,048	(1)	5.1%
Common Stock, no par value	Mitchell Partners, L.P. and James E. Mitchell c/o James E. Mitchell General Partner 3187-D Airway Avenue, Costa Mesa, California 92626	490,277	(2)	7.1	%(3)
Common Stock, no par value	Larry Callahan c/o Huntleigh Securities 8000 Maryland Avenue Saint Louis, Missouri 63105	378,700	(4)	5.5%

(1)
Includes 84,952 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 86,559 shares owned by Mr. Tash jointly with his wife and 75,037 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 112,500 shares of the Registrant's stock.

(2)
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

(4)
As set forth in Schedule 13G dated October 9, 2001, Larry Callahan is the beneficial owner of 378,700 shares of common stock.

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

Dated: August 1, 2002	GRADCO SYSTEMS, INC.

	By:	/s/ MARTIN E. TASH Martin E. Tash Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. TASH Martin E. Tash	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 1, 2002
/s/ HARLAND L. MISCHLER Harland L. Mischler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	August 1, 2002
/s/ BERNARD BRESSLER Bernard Bressler	Secretary, Treasurer and Director	August 1, 2002
/s/ ROBERT J. STILLWELL Robert J. Stillwell	Director	August 1, 2002
/s/ THOMAS J. BURGER Thomas J. Burger	Director	August 1, 2002
/s/ MARK TAKEUCHI Mark Takeuchi	Director	August 1, 2002

QuickLinks

FORM 10-K/A
EXPLANATION OF AMENDMENT
SIGNATURES