Form 10-Q
period 2002-06-30
GRADCO SYSTEMS INC
filed 2002-08-19
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission file number 0-12829

GRADCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3342977 (I.R.S. Employer Identification No.)
39 Parker, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

(949) 206-6100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Applicable Only to Corporate Issuers:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2002
Common Stock, without par value	6,879,148

GRADCO SYSTEMS, INC.

INDEX

Page Number
Part I. Financial Information:
Consolidated Balance Sheets at June 30, 2002 (Unaudited) and March 31, 2002	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and June 30, 2001 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and June 30, 2001 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6–10
Management's Discussion and Analysis of Financial Condition and Results of Operations	11–13
Quantitative and Qualitative Disclosures About Market Risk	14
Part II. Other Information	15
Signature	16

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,607	$3,597
Accounts receivable, net	6,117	6,242
Inventories, net	1,169	964
Other current assets	885	281

Total current assets	11,778	11,084
Property and equipment, net	258	229
Cash surrender value of life insurance	310	278
Other assets	3,200	3,074

	$15,546	$14,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,843	$2,059
Notes payable to suppliers	3,750	3,238
Accrued expenses	1,320	1,004
Income taxes payable	339	338
Net liabilities of discontinued operations	114	59

Total current liabilities	7,366	6,698
Non-current liabilities	247	245
Minority interest	491	492
Shareholders' equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,454
Accumulated deficit	(39,631)	(38,901)
Accumulated other comprehensive income	2,286	1,344
Less cost of common stock in treasury, 1,034,286 shares	(1,667)	(1,667)

Total shareholders' equity	7,442	7,230

	$15,546	$14,665

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Revenues:
Net sales	$4,358	$7,622
Development engineering services	375	—
Licenses and royalties	5	158

	4,738	7,780

Costs and expenses:
Cost of sales	3,371	6,011
Research and development	395	880
Selling, general and administrative	1,431	1,578
Foreign currency transaction losses	304	13

	5,501	8,482

Loss from operations	(763)	(702)
Interest income	7	56

Loss from continuing operations before income taxes and minority interest	(756)	(646)
Income tax expense	1	—
Minority interest	(27)	(3)

Loss from continuing operations	(730)	(643)
Loss from discontinued operations	—	(405)

Net Loss	$(730)	$(1,048)

Basic and diluted loss per common share:
Continuing operations	$(0.11)	$(0.09)
Discontinued operations	—	(0.06)

Total	$(0.11)	$(0.15)

Average shares outstanding, basic and diluted EPS	6,879	6,927

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Loss from continuing operations	$(730)	$(643)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	16	22
Amortization	19	(79)
Provision for losses on accounts receivable	1	1
Minority interest	(27)	(3)
Decrease in accounts receivable	602	2,360
Increase in inventories	(117)	(264)
Increase in other current assets	(573)	(856)
Decrease in other assets	490	264
Decrease in accounts payable	(415)	(797)
Increase (decrease) in notes payable to suppliers	141	(314)
Increase in accrued expenses	311	209
Decrease in income taxes payable	—	(10)
Decrease in other liabilities	(26)	(134)

Total adjustments	422	399

Net cash used in operating activities	(308)	(244)

Cash flows from investing activities:
Acquisition of property and equipment	(23)	(6)

Net cash used in investing activities	(23)	(6)

Cash flows from financing activities:
Acquisition of treasury stock	—	(51)

Net cash used in financing activities	—	(51)

Effect of exchange rate changes on cash	286	(41)

Net decrease in cash and cash equivalents from continuing operations	(45)	(342)
Net increase in cash from discontinued operations	55	52

Net increase (decrease) in cash and cash equivalents	10	(290)
Cash and cash equivalents at beginning of period	3,597	7,791

Cash and cash equivalents at end of period	$3,607	$7,501

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	10

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

        In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2002 and the results of operations and cash flows for the three months ended June 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

        The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE 2: REALIZATION OF ASSETS

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

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon growth of revenues and the success of future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: the Company has shut down the operations of Venture Engineering, Inc. ("Venture", see Note 3), reduced the size of its workforce and reduced other costs in an attempt to conserve cash. The Company's survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources. However, there can be no assurance that these activities will be sufficient to reduce expenses quickly and sufficiently enough to meet declining revenues, if they persist.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

        The implementation of these pronouncements in fiscal 2003 has not had a material impact on the Company's financial position or results of operations.

NOTE 4: DISCONTINUED OPERATIONS

        In fiscal 2002, the Company announced its intention to shut down Venture, one of its wholly-owned subsidiaries. The Board of Directors approved a plan to dispose of the business, which was substantially completed by March 31, 2002.

        The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The Company has not recorded a tax benefit attributable to the loss from discontinued operations due to losses from continuing operations and the uncertainty of recoverability.

        Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

Three Months Ended June 30, 2001
Net sales	$2,150
Development engineering services	105

2,255

Cost of sales	2,043
Research and development	182
Selling, general and administrative	423
Interest, net	11

2,659

Loss before income taxes	(404)
Income tax expense	1

Loss from discontinued operations	$(405)

        The net liabilities, excluding cash of $71,000 and $116,000 as of June 30, 2002 and March 31, 2002, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of June 30, 2002 and March 31, 2002 are as follows (dollars in thousands):

	June 30, 2002	March 31, 2002
Accounts receivable, net	$—	$55
Other assets	2	30
Accounts payable	(47)	(61)
Accrued expenses	(10)	(10)
Income taxes payable	(3)	(5)
Estimated costs related to disposal	(56)	(68)

Net liabilities of discontinued operations	$(114)	$(59)

NOTE 5: DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

        Inventories are summarized as follows:

	(Dollars in Thousands)
	June 30, 2002	March 31, 2002
Raw materials	$212	$169
Finished goods	957	795

	$1,169	$964

        Inventory reserves for excess and obsolete inventories were $184,000 and $229,000 for June 30, 2002 and March 31, 2002.

        Other assets are summarized as follows:

	(Dollars in Thousands)
	June 30, 2002	March 31, 2002
Non Refundable Tooling Advances	$2,158	$2,119
Deposits	477	456
Investments	277	249
Canon License	203	193
Distribution license for Dippin' Dots ice cream	56	57
Other	29	—

	$3,200	$3,074

NOTE 6: INCOME TAXES

        The Company has federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $32.7 million, which will expire in fiscal 2003 through 2022 if not utilized. These NOLs are utilizable by the Company and its domestic subsidiary. The Company's foreign subsidiaries in Japan also have NOLs in the amount of 892 million Yen ($7.5 million) which will expire through fiscal 2007. Management has determined at this time that it is not deemed likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets. The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 7: EARNINGS (LOSS) PER SHARE

        Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations. The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for both periods presented. As of June 30, 2002 and 2001, the Company had outstanding stock options of 382,500 and 514,500, respectfully. No stock options were antidilutive as of June 30, 2002 and 2001, respectively.

NOTE 8: COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was $212,000 and $(1,122,000) for the three months ended June 30, 2002 and 2001, respectively. The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 9: TREASURY STOCK

        In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market. The Company purchased 90,800 shares at an aggregate cost of $51,000 during the three months ended June 30, 2001.

NOTE 10: SEGMENT INFORMATION

        The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Three of the Company's subsidiaries, Gradco (Japan) Ltd., Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment. Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products. Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services. The following table reflects information by reportable segments for the quarters ended June 30, 2002 and 2001 (in thousands):

	Net Earnings
	Revenues	(Loss)	Assets
Quarter Ended 6/30/02
Paper handling devices	$4,235	$(517)	$28,460
New technology/products	503	(54)	1,131
Discontinued operations	—	—	71
Corporate	—	(159)	5,534
Inter-segment & corporate eliminations	—	—	(19,650)

Consolidated	$4,738	$(730)	$15,546

Quarter Ended 6/30/01
Paper handling devices	$7,055	$(328)	$38,143
New technology/products	725	(241)	1,202
Discontinued operations	—	(405)	2,467
Corporate	—	(74)	7,607
Inter-segment & corporate eliminations	—	—	(19,819)

Consolidated	$7,780	$(1,048)	$29,600

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

        The Company's operations are conducted principally through its wholly-owned subsidiary Gradco (USA) Inc. ("GU") and its majority-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco Technology Ltd. ("GTL"). Venture Engineering, Inc. ("Venture"), another wholly-owned subsidiary, was involved with engineering and manufacturing activities. The Board of Directors approved a plan to dispose of Venture, which was substantially completed by March 31, 2002. This disposal has been accounted for as a discontinued operation and, accordingly, Venture's net liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows. See Note 4 of Notes to Unaudited Consolidated Financial Statements.

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

        The Company's survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to uncollectible receivables, excess and obsolete inventories, income taxes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect our more significant judgments and estimates used in preparing the Company's consolidated financial statements: revenue recognition and valuation allowances.

        Revenues from product sales ("net sales") are recorded when units or spare parts are shipped. Revenues from development engineering service contracts are recognized as earned, which generally occurs as services are performed. Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

        Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers.

        Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company's customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records a valuation allowance to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Results of Operations

        Revenues for the three months ended June 30, 2002 decreased $3,042,000 from the amount in the prior year's first quarter. Net sales decreased 43% principally from a 53% reduction in unit sales in the office automation market. In addition, a slightly weaker yen, which decreased by 3% against the dollar when compared to the same period in the previous year, caused a decrease of $142,000 in revenue when yen denominated sales were translated into dollars. The Company had one customer- funded development contract in the current quarter that amounted to $375,000 as compared to nothing in the first quarter of the prior year. Royalties decreased from $158,000 to $5,000 because the analog products, to which the majority of the royalties were related, are no longer in production.

        Gross margin on net sales increased to 22.6% from 21.1% for the three months ended June 30, 2002 and June 30, 2001, respectively, primarily from internal cost cutting related to personnel reductions.

        Research and development expenses in the current quarter totaled $395,000 compared to $880,000 in the prior year's comparable period. The decrease is primarily from the elimination of the Company's internal engineering department.

        Selling, general and administrative expenses ("SG&A") in the current quarter totaled $1,431,000, 30.2% of revenues, compared to $1,578,000, 20.2% of revenues, in the prior year's comparable period, a decrease of $147,000. The decrease would have been greater, but the Company has decided to close its Belgium office and has accrued $200,000 for the estimated closing costs. The decrease reflects the downsizing of the U.S. and Japanese operations undertaken by the Company.

        Foreign currency transaction losses increased from $13,000 in the first quarter of the prior year to $304,000 in the current quarter. In the current period, GU had a gain resulting from its yen-denominated assets increasing in value as the yen strengthened by 10% against the dollar between March 31 and June 30, 2002 while GJ suffered a loss as its dollar-denominated assets were devalued. In the first quarter of the prior year, the yen/dollar relationship changed by less than 1%.

        As a result of the above factors, there was a loss from continuing operations of $756,000 before income taxes and minority interest for the quarter ended June 30, 2002 compared to a loss of $646,000 for the quarter ended June 30, 2001. As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations. The loss from discontinued operations was $405,000 in the prior year's first quarter.

Financial Condition

        Working capital increased to $4,412,000 at June 30, 2002 from $4,386,000 at March 31, 2002, primarily from the increase in net current yen-denominated assets resulting from the strengthening yen discussed above, which more than offset the loss from operations. At June 30, 2002, the Company had $3,607,000 in cash, an increase of $10,000 from March 31, 2002, and no long-term debt. $0.3 million of cash was used in operations. $0.7 million was used to fund the net loss before non-cash provisions for operating activities. $1.1 million was provided by decreases in accounts receivable and other assets and $0.4 million from an increase in notes payable to suppliers and accrued expenses. $1.1 million was used to fund increases in inventories and other current assets and decreases in accounts payable and other liabilities. Cash increased by $0.3 million due to exchange rate changes. The Company believes that its cash and credit facilities are adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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

ITEM 5. OTHER INFORMATION

    Not
    Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits.

    None.

    (b)
    Reports on Form 8-K.

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing as the Chief Financial Officer.

GRADCO SYSTEMS, INC. Registrant
Date: August 19, 2002	By:	/s/ HARLAND L. MISCHLER Harland L. Mischler Executive Vice President, Chief Financial Officer

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to the section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Gradco Systems, Inc.

Date: August 19, 2002	/s/ MARTIN E. TASH Martin E. Tash Chairman of the Board, President and Chief Executive Officer
Date: August 19, 2002	/s/ HARLAND L. MISCHLER Harland L. Mischler Executive Vice President, Chief Financial Officer

QuickLinks

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2002
Commission file number 0-12829
GRADCO SYSTEMS, INC. INDEX
GRADCO SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
GRADCO SYSTEMS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURE
CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002