Form 10-Q
period 2002-09-30
GRADCO SYSTEMS INC
filed 2002-11-14
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of  1934

For Quarter Ended September 30, 2002   Commission file number 0-12829

GRADCO SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3342977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39 Parker, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (949) 206-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒       No   ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2002

Common Stock, without par value	228,971

GRADCO SYSTEMS, INC.

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,571	$3,597
Accounts receivable, net of allowance for doubtful accounts of $73 and $175	4,938	6,242
Inventories, net	1,034	964
Other current assets	620	281

Total current assets	10,163	11,084
Property and equipment, net	229	229
Cash surrender value of life insurance	304	278
Other assets	2,767	3,074
	$13,463	$14,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,485	$2,059
Notes payable to suppliers	2,749	3,238
Accrued expenses	1,272	1,004
Income taxes payable	309	338
Net liabilities of discontinued operations	54	59

Total current liabilities	5,869	6,698
Non-current liabilities	265	245
Minority interest	480	492

Shareholders’ equity:

Common stock, no par value; authorized 30,000,000 shares, issued 264,150 shares	46,454	46,454
Accumulated deficit	(40,069)	(38,901)
Accumulated other comprehensive income	2,132	1,344

Less cost of common stock in treasury, 35,179 shares and 34,495 shares, respectively	(1,668)	(1,667)

Total shareholders’ equity	6,849	7,230

	$13,463	$14,665

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:

Net sales	$4,053	$5,655	$8,411	$13,276
Development engineering services	58	—	433	—
Licenses and royalties	4	113	9	271
	4,115	5,768	8,853	13,547

Costs and expenses:

Cost of sales	3,340	4,278	6,711	10,289
Research and development	91	474	486	1,354
Selling, general and administrative	1,265	1,468	2,696	3,045
Foreign currency transaction losses	24	93	328	106
	4,720	6,313	10,221	14,794

Loss from operations	(605)	(545)	(1,368)	(1,247)

Interest expense	(1)	—	(1)	(1)
Interest income	6	45	13	102

Loss from continuing operations before income taxes and minority interest	(600)	(500)	(1,356)	(1,146)
Income tax expense (benefit)	(1)	1,009	—	1,009
Minority interest	(8)	(14)	(35)	(17)

Loss from continuing operations	(591)	(1,495)	(1,321)	(2,138)
Income (loss) from discontinued operations	153	(293)	153	(698)
Estimated loss on disposal of discontinued operations, including provision for operating losses through disposal date	—	(2,733)	—	(2,733)

Net loss	$(438)	$(4,521)	$(1,168)	$(5,569)

Basic and diluted loss per common share:
Continuing operations	$(2.58)	$(6.51)	$(5.76)	$(9.28)
Discontinued operations	.67	(13.17)	.67	(14.89)

Total	$(1.91)	$(19.68)	$(5.09)	$(24.17)

Average shares outstanding, basic and diluted EPS	229,254	229,665	229,453	230,452

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(1,321)	$(2,138)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	34	44
Amortization	39	(160)
Loss on sale of property and equipment	18	—
Deferred income taxes	—	1,009
Provision for loss on inventories	139	—
(Recoveries of) provision for losses on accounts receivable	(98)	2
Minority interest	(35)	(17)
Decrease in accounts receivable	1,814	5,510
Increase in inventories	(139)	(898)
Increase in other current assets	(323)	(475)
Decrease in other assets	785	578
Decrease in accounts payable	(742)	(2,417)
Decrease in notes payable to suppliers	(793)	(1,852)
Increase (decrease) in accrued expenses	279	(104)
Decrease in income taxes payable	(29)	(9)
Decrease in other liabilities	(4)	(166)

Total adjustments	945	1,045

Net cash used in operating activities	(376)	(1,093)

Cash flows from investing activities:
Acquisition of property and equipment	(39)	(11)
Proceeds from sale of property and equipment	5	—

Net cash used in investing activities	(34)	(11)

Cash flows from financing activities:
Acquisition of treasury stock	(1)	(51)

Net cash used in financing activities	(1)	(51)

Effect of exchange rate changes on cash	237	235

Net decrease in cash and cash equivalents from continuing operations	(174)	(920)
Net increase (decrease) in cash from discontinued operations	148	(21)

Net decrease in cash and cash equivalents	(26)	(941)
Cash and cash equivalents at beginning of period	3,597	7,791

Cash and cash equivalents at end of period	$3,571	$6,850

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1	$1
Income taxes	29	9

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements include the accounts of Gradco Systems, Inc. and its wholly and majority-owned subsidiaries (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2002 and the results of operations and cash flows for the three and six months ended September 30, 2002 and 2001.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE 2:  REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses from operations in recent years.  In addition, the Company has used, rather than provided, cash in its operations and has experienced a significant reduction in its sales volume.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: the Company has shut down the operations of Venture Engineering, Inc. (“Venture”, see Note 5), reduced the size of its workforce and reduced other costs in an attempt to conserve cash.  The Company’s survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.  However, there can be no assurance that these activities will be sufficient to reduce expenses quickly and sufficiently enough to meet declining revenues, if they persist.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations, and it provides guidance on estimating future cash flows to test recoverability.

The implementation of these pronouncements in fiscal 2003 has not had a material impact on the Company’s financial position or results of operations.

NOTE 4:  REVERSE STOCK SPLIT

The Board of Directors authorized a one-for-thirty reverse stock split of the Company’s common stock which was approved by the shareholders on September 27, 2002.  This decreased the number of common shares issued to 264,150.  All references in the accompanying financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect the reverse stock split.

NOTE 5:  DISCONTINUED OPERATIONS

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

Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	Three and Six	Three	Six
	Months Ended	Months Ended	Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2001

Net sales	$78	$1,574	$3,725
Development engineering services	—	4	109
	78	1,578	3,834

Cost of sales	—	1,427	3,470
Research and development	—	51	233
Selling, general and administrative	(75)	384	808
Interest, net	—	9	20
	(75)	1,871	4,531

Income (loss) before income taxes	153	(293)	(697)
Income tax expense	—	—	1
Income (loss) from discontinued operations	$153	$(293)	$(698)

The net liabilities, excluding cash of $132,000 and $116,000 as of September 30, 2002 and March 31, 2002, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of September 30, 2002 and March 31, 2002 are as follows (dollars in thousands):

	September 30,	March 31,
	2002	2002
	(Unaudited)
Accounts receivable, net	$—	$55
Other assets	—	30
Accounts payable	(44)	(61)
Accrued expenses	(10)	(10)
Income taxes payable	—	(5)
Estimated costs related to disposal	—	(68)
Net liabilities of discontinued operations	$(54)	$(59)

NOTE 6:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2002	2002
	(Unaudited)
Raw materials	$222	$169
Finished goods	812	795
	$1,034	$964

Inventory reserves for excess and obsolete inventories were $356,000 and $229,000 for September 30, 2002 and March 31, 2002.

Other assets are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2002	2002
	(Unaudited)
Nonrefundable tooling advances	$1,847	$2,119
Deposits	469	456
Investments	187	249
Canon License	188	193
Distribution license for Dippin’ Dots ice cream	47	57
Other	29	—
	$2,767	$3,074

NOTE 7:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of $32.7 million, which will expire in fiscal 2003 through 2022 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of 892 million Yen ($7.5 million) which will expire through fiscal 2007.  Management has determined at this time that it is not deemed likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 8:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for all periods presented.  As of September 30, 2002 and 2001, the Company had outstanding stock options of 10,170 and 15,350, respectively.  No stock options were dilutive as of September 30, 2002 and 2001, respectively.

NOTE 9:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive income (loss) was $(592,000) and $(380,000) for the three and six months ended September 30, 2002, respectively and $(4,059,000) and $(5,181,000) for the three and six months ended September 30, 2001, respectively.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 10:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 66,667 common shares from time to time on the open market.  The Company purchased 3,030 shares during the six months ended September 30, 2001 at an aggregate cost of $51,000 and 684 shares during the six months ended September 30, 2002 at an aggregate cost of $1,000.

NOTE 11:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Three of the Company’s subsidiaries, Gradco (Japan) Ltd. (“GJ”), Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products.  Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.  The following table reflects information by reportable segments for the three and six month periods ended September 30, 2002 and 2001 (in thousands):

		Net Earnings
	Revenues	(Loss)	Assets
Three Months Ended 9/30/02

Paper handling devices	$3,330	$(450)	$26,438
New technology/products	785	63	1,090
Discontinued operations	—	153	132
Corporate	—	(204)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$4,115	$(438)	$13,463

		Net Earnings
	Revenues	(Loss)	Assets
Three Months Ended 9/30/01
Paper handling devices	$4,932	$(191)	$34,479
New technology/products	836	(223)	1,898
Discontinued operations, including disposal costs	—	(3,026)	2,175
Corporate	—	(1,081)	5,466
Inter-segment & corporate eliminations	—	—	(19,897)
Consolidated	$5,768	$(4,521)	$24,121

Six Months Ended 9/30/02
Paper handling devices	$7,565	$(967)	$26,438
New technology/products	1,288	9	1,090
Discontinued operations	—	153	132
Corporate	—	(363)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$8,853	$(1,168)	$13,463

Six Months Ended 9/30/01

Paper handling devices	$11,986	$(519)	$34,479
New technology/products	1,561	(464)	1,898
Discontinued operations, including disposal costs	—	(3,431)	2,175
Corporate	—	(1,155)	5,466
Inter-segment & corporate eliminations	—	—	(19,897)
Consolidated	$13,547	$(5,569)	$24,121

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management’s discussion and analysis includes certain forward-looking statements, including those related to the Company’s growth and strategies, regarding events and financial trends that may affect the Company’s future results of operations and financial position.  The Company’s actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, general economic and business conditions, changes in technology, fluctuations in the rates of exchange of foreign currency and other risks and uncertainties over which the Company has little or no control.

The Company’s operations are conducted principally through its wholly-owned subsidiary Gradco (USA) Inc. (“GU”) and its majority-owned subsidiaries Gradco (Japan) Ltd. (“GJ”) and Gradco Technology Ltd. (“GTL”). Venture Engineering, Inc. (“Venture”), another wholly-owned subsidiary, was involved with engineering and manufacturing activities.  The Board of Directors approved a plan to dispose of Venture, which was substantially completed by March 31, 2002.  This disposal has been accounted for as a discontinued operation and, accordingly, Venture’s net liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.  See Note 5 of Notes to Unaudited Consolidated Financial Statements.

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

The Company’s survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates its estimates, including those related to uncollectible receivables, excess and obsolete inventories, income taxes and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in preparing the Company’s consolidated financial statements: revenue recognition and valuation allowances.

Revenues from product sales (“net sales”) are recorded when units or spare parts are shipped.  Revenues from development engineering service contracts are recognized as earned, which generally occurs as services are performed.  Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

Inventories are stated at the lower of cost or market.  Each quarter, the Company evaluates its inventories for excess quantities and obsolescence.  Inventories that are considered obsolete are written off.  Remaining inventory balances are adjusted to approximate the lower of cost or market value.  The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold.  These estimates are dependent on the Company’s assessment of current and expected orders from its customers.

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Management also records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.  Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Results of Operations

Revenues for the three and six months ended September 30, 2002 decreased $1,653,000 and $4,694,000, respectively, from the comparable prior year periods.  The decreases in both periods were principally a result of a decrease in unit sales.  Unit sales in the office automation market decreased 36% in the current quarter from the comparable quarter in the prior year.  A stronger yen, which increased by 2% against the dollar when compared to the same period in the previous year, caused an increase of $0.1 million in revenue when yen denominated sales were translated into dollars.  In the six-month period, unit sales in the office automation market decreased 49% from the prior year.  Yen denominated sales translated into $0.1 million less in revenue due to a weaker yen, which lost 1% against the dollar when compared to the same period in the previous year.

Gross margin on net sales decreased to 17.6% from 24.3% for the three months ended September 30, 2002 and 2001, respectively, and decreased to 20.2% from 22.5% for the six-month periods then ended, primarily because fixed manufacturing overhead costs could not be trimmed at the same pace as the declines in net sales.  In addition, the mix of products shifted toward lower margin units and the Company took a charge of $139,000 in the current quarter to fully reserve for its remaining wide format printer inventory.

Research and development expenses (“R&D”) in the current quarter totaled $91,000, 2.2% of revenues, compared to $474,000, 8.2% of revenues, in the prior year’s comparable period.  For the six months ended September 30, 2002 and 2001, R&D totaled $486,000, 5.5% of revenues, and $1,354,000, 10.0% of revenues, respectively.  The decreases are principally attributable to the elimination of the Company’s internal engineering department and its decision not to contract for any significant outside R&D unless it is customer funded.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,265,000, 30.7% of revenues, compared to $1,468,000, 25.5% of revenues, in the prior year’s comparable period, a decrease of $203,000.  There was a savings of approximately $200,000 due to a reduction in personnel, $100,000 in recovered bad debts and $50,000 in reduced advertising and trade show expenses, offset by $89,000 less of negative goodwill amortization and $40,000 in increased legal fees.  For the six months ended September 30, 2002 and 2001, SG&A totaled $2,696,000, 30.5% of revenues and $3,045,000, 22.5% of revenues, respectively, a decrease of $349,000.  There was a savings of approximately $450,000 due to a reduction in personnel, $100,000 in recovered bad debts and $70,000 in reduced advertising and trade show expenses, offset by $178,000 less of negative goodwill amortization and $100,000 in estimated expenses associated with the closure of the Company’s operations in Belgium.

There was a foreign currency loss of $24,000 in the current quarter and a loss of $93,000 in the prior year’s comparable period, a decrease of $69,000.  For the six months ended September 30, 2002 and 2001, there was a foreign currency loss of $328,000 and $106,000, respectively, an increase of $222,000.  The losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars.  When the dollar weakens, the yen equivalent is reduced and a loss is recognized.  The reverse is true when the dollar strengthens.

As a result of the above factors, the loss from continuing operations before income taxes and minority interest increased from $500,000 in the quarter ended September 30, 2001 to $600,000 in the current quarter and from $1,146,000 in the six months ended September 30, 2001 to $1,356,000 in the current six-month period.  The income tax provisions in the prior three and six-month periods was primarily attributable to an increase to the valuation allowance related to the Company’s non-current deferred tax asset for net operating loss carryforwards.

The Company commenced a shut down of Venture and therefore its results are included in the Consolidated Statements of Operations as discontinued operations.  The income of $153,000 as reported in the current three and six-month periods is from the sale of inventory and the recovery of accounts receivable against which reserves had been fully established.  The Company took a charge in the amount of $2,733,000 representing the estimated loss on disposal of Venture in the quarter ended September 30, 2001.  This charge included the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date.  It also included the writeoff of the Company’s remaining goodwill related to Venture in the amount of $1,083,000; see Note 5 of Notes to Unaudited Consolidated Financial Statements.

Financial Condition

Working capital decreased to $4,294,000 at September 30, 2002 from $4,386,000 at March 31, 2002, primarily because the increase in net current yen-denominated assets resulting from a stronger yen was almost enough to offset the loss from operations.  At September 30, 2002, the Company had $3,571,000 in cash, a decrease of $26,000 from March 31, 2002, and no long-term debt.

For the six months ended September 30, 2002, net cash used in operating activities was approximately  $0.4 million.  Approximately $2.8 million was provided by $1.8 decrease in accounts receivable, $0.8 increase in oth er assets and $0.2 increase in accrued expenses.  While, approximately $3.2 million was used to fund the Company’s loss from continuing operations of $1.3,  increases in other current assets of $0.3, decreases in accounts payable of $0.8 and decreases in notes payable to suppliers of $0.8.

Cash was positively affected by exchange rate changes in the amount of $0.2 million for the six months ended September 30, 2002 and cash provided by discontinued operations was approximately $0.2 million.

The Company believes that its cash is adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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

The Company conducts a significant portion of its business in Japanese yen.  There have been substantial fluctuations between the yen and the U.S. dollar over the past several years and it is possible that such fluctuations will continue.  These fluctuations could have a material adverse effect on the Company’s revenues and results of operations.

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

                          Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                          Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company’s Annual Meeting of Stockholders was held on September 27, 2002.

(b)  One purpose of the meeting was the election of six directors of the Company, to serve for a term of one year (i.e., until the Annual Meeting to be held in 2003).  Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation.  All of such nominees were elected as directors by the required plurality of the votes cast.  The directors so elected (all of whom were incumbent directors) are Bernard Bressler, Thomas J. Burger, Harland L. Mischler, Robert J. Stillwell, Masakazu (Mark) Takeuchi and Martin E. Tash.  The votes cast for, against and withheld from each of the nominees (out of the 6,879,148 shares (before reverse stock split) of Common Stock outstanding and entitled to vote as of the record date of August 12, 2002) are set forth below.  There were no broker non-votes.

Nominees	FOR	WITHHELD	ABSTAIN

Bernard Bressler	6,174,970	91,367	95,057
Thomas J. Burger	6,214,720	51,617	95,057
Harland L. Mischler	6,214,720	51,617	95,057
Robert J. Stillwell	6,214,220	52,117	95,057
Masakazu (Mark) Takeuchi	6,175,920	90,417	95,057
Martin E. Tash	6,175,920	90,417	95,057

(c)  The second purpose of the meeting was to vote on a reverse split of one share of Common Stock for each thirty shares outstanding with no fractional shares being issued but with the number being rounded up.  This motion was passed by over 95% in favor.

ITEM 5.           OTHER INFORMATION

                          Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification persuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing as the Chief Financial Officer.

GRADCO SYSTEMS, INC.
Registrant

By:

Date: November 8, 2002	/s/ Harland L. Mischler
Harland L. Mischler
Executive Vice President, Chief Financial Officer

CERTIFICATION

I, Martin E. Tash, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gradco Systems, Inc;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly presents in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The  registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Martin E. Tash
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Harland L. Mischler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gradco Systems, Inc;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly presents in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The  registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Harland L. Mischler
Executive Vice President, Chief Financial Officer