Form 10-Q/A
period 2002-06-30
GRADCO SYSTEMS INC
filed 2003-03-28
CIK 719597

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

Number of Shares Outstanding
Class	at June 30, 2002
Common Stock, without	6,879,148
par value

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	March 31,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,607	$3,597
Accounts receivable, less allowance for doubtful accounts of $177 and $175, respectively	6,127	6,242
Inventories, less allowance for obsolescence of $150 and $228, respectively	1,169	964
Prepaid expenses	324	281

Total current assets	11,227	11,084
Property and equipment, net	258	229
Cash surrender value of life insurance	310	278
Other assets	3,200	3,074
	$14,995	$14,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843	$2,059
Notes payable to suppliers	3,750	3,238
Accrued expenses	550	1,004
Income taxes payable	339	338
Net liabilities of discontinued operations	114	59

Total current liabilities	6,596	6,698
Non-current liabilities	247	245
Minority interest	497	492

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, issued 7,913,434 shares	46,454	46,454
Accumulated deficit	(39,436)	(38,901)
Accumulated other comprehensive income	2,304	1,344
Less cost of common stock in treasury, 1,034,286 shares	(1,667)	(1,667)

Total shareholders’ equity	7,655	7,230

	$14,995	$14,665

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Revenues:

Net sales	$4,664	$7,621
Development engineering services	375	—
Licenses and royalties	5	158
	5,044	7,779

Costs and expenses:

Cost of sales	3,477	6,011
Research and development	395	880
Selling, general and administrative	1,431	1,577
Foreign currency transaction losses	304	13
	5,607	8,481

Loss from operations	(563)	(702)

Interest income	7	56

Loss from continuing operations before income taxes and minority interest	(556)	(646)
Income tax expense	1	—
Minority interest	(22)	(3)

Loss from continuing operations	(535)	(643)
Loss from discontinued operations	—	(405)

Net Loss	$(535)	$(1,048)

Basic and diluted loss per common share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	—	(0.06)

Total	$(0.08)	$(0.15)

Average shares outstanding, basic and diluted EPS	6,879	6,927

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                             (Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Loss from continuing operations	$(535)	$(643)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	16	22
Amortization	19	(79)
Provision for losses on accounts receivable	1	1
Minority interest	(22)	(3)
Decrease in accounts receivable	592	2,360
Increase in inventories	(117)	(264)
Increase in prepaid expenses	(13)	(856)
Decrease in other assets	509	264
Decrease in accounts payable	(415)	(797)
Increase (decrease) in notes payable to suppliers	141	(314)
(Decrease) increase in accrued expenses	(458)	209
Decrease in income taxes payable	—	(10)
Decrease in other liabilities	(26)	(134)

Total adjustments	227	399

Net cash used in operating activities	(308)	(244)

Cash flows from investing activities:
Acquisition of property and equipment	(23)	(6)

Net cash used in investing activities	(23)	(6)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended
	June 30, 2002	June 30, 2001

Cash flows from financing activities:
Acquisition of treasury stock	—	(51)

Net cash used in financing activities	—	(51)

Effect of exchange rate changes on cash	286	(41)

Net decrease in cash and cash equivalents from continuing operations	(45)	(342)
Net increase in cash from discontinued operations	55	52

Net increase (decrease) in cash and cash equivalents	10	(290)
Cash and cash equivalents at beginning of period	3,597	7,791

Cash and cash equivalents at end of period	$3,607	$7,501

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	—	10

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM ACCOUNTING POLICY

The accompanying unaudited consolidated financial statements include the accounts of Gradco Systems, Inc. and its wholly and majority-owned subsidiaries (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the information furnished herein reflects all known accruals and adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2002 and the results of operations and cash flows for the three months ended June 30, 2002 and 2001.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: the Company has shut down the operations of Venture Engineering, Inc. (“Venture”, see Note 4), reduced the size of its workforce and reduced other costs in an attempt to conserve cash.  The Company’s survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.  However, there can be no assurance that these activities will be sufficient to reduce expenses quickly and sufficiently enough to meet declining revenues, if they persist.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of  FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements.  FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded.  Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary.

The implementation of these pronouncements in fiscal 2003 has not had a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time.  Accounting for one-time benefits depends on whether the employee will be providing future services.  In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms.  A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company has not determined the impact the adoption of SFAS 146 will have on its consolidated financial position or results of operations.

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

The net liabilities, excluding cash of $71,000 and $116,000 as of June 30, 2002 and March 31, 2002, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of June 30, 2002 and March 31, 2002 are as follows (dollars in thousands):

	June 30,	March 31,
	2002	2002
Accounts receivable, net	$—	$55
Other assets	2	30
Accounts payable	(47)	(61)
Accrued expenses	(10)	(10)
Income taxes payable	(3)	(5)
Estimated costs related to disposal	(56)	(68)

Net liabilities of discontinued operations	$(114)	$(59)

NOTE 5:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows:

	(Dollars in Thousands)
	June 30, 2002	March 31, 2002

Raw materials	$212	$169
Finished goods	957	795

	$1,169	$964

Other assets are summarized as follows:

	(Dollars in Thousands)
	June 30, 2002	March 31, 2002

Non Refundable Tooling Advances	$2,158	$2,119
Deposits	477	456
Investments	277	249
Canon License	203	193
Distribution license for Dippin’ Dots ice cream	56	57
Other	29	—

	$3,200	$3,074

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

NOTE 7:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for both periods presented.  As of June 30, 2002 and 2001, the Company had outstanding stock options of 382,500 and 514,500, respectfully.  No stock options were dilutive as of June 30, 2002 and 2001, respectively.

NOTE 8:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive income (loss) was $425,000 and $(1,122,000) for the three months ended June 30, 2002 and 2001, respectively.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 9:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999.  That program authorizes the Company to purchase up to 2 million common shares from time to time on the open market.  The Company purchased 90,800 shares at an aggregate cost of $51,000 during the three months ended June 30, 2001.

NOTE 10:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Three of the Company’s subsidiaries, Gradco (Japan) Ltd., Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products. Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.   The following table reflects information by reportable segments for the quarters ended June 30, 2002 and 2001 (in thousands):

	Revenues	Net Loss	Assets
Three Months Ended 6/30/02
Paper handling devices	$4,541	$(322)	$27,909
New technology/products	503	(54)	1,131
Discontinued operations	—	—	71
Corporate	—	(159)	5,534
Inter-segment & corporate eliminations	—	—	(19,650)

Consolidated	$5,044	$(535)	$14,995

Three Months Ended 6/30/01
Paper handling devices	$7,054	$(328)	$38,143
New technology/products	725	(241)	1,202
Discontinued operations	—	(405)	2,467
Corporate	—	(74)	7,607
Inter-segment & corporate eliminations	—	—	(19,819)

Consolidated	$7,779	$(1,048)	$29,600

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Management believes the following critical accounting policies affect our more significant judgments and estimates used in preparing the Company’s consolidated financial statements: revenue recognition and valuation allowances on inventories, accounts receivable and deferred tax assets.

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

Results of Operations

Revenues for the three months ended June 30, 2002 decreased $2,735,000 from the amount in the prior year’s first quarter.  Net sales decreased 39% principally from a 53% reduction in unit sales in the office automation market and a slightly weaker yen, which decreased by 3% against the dollar when compared to the same period in the previous year, caused a decrease of $163,000 in revenue when yen denominated sales were translated into dollars.  These decreases were partially offset by a unique sale of tooling to customers in the amount of $311,000.  The Company had one customer-funded development contract in the current quarter that amounted to $375,000 as compared to nothing in the first quarter of the prior year.  Royalties decreased from $158,000 to $5,000 because the analog products, to which the majority of the royalties were related, are no longer in production.

Gross margin on net sales increased to 25.4% from 21.1% for the three months ended June 30, 2002 and June 30, 2001, respectively, primarily from the aforementioned tooling sale and internal cost cutting related to personnel reductions.  Excluding the tooling sale, the gross margin for the current quarter would have been 22.6%.

Research and development expenses in the current quarter totaled $395,000 compared to $880,000  in the prior year’s comparable period.  The decrease is primarily from the elimination of the Company’s internal engineering department.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,431,000, 28.4% of revenues, compared to $1,577,000, 20.2% of revenues, in the prior year’s comparable period, a decrease of $147,000.  The decrease would have been greater, but the Company has decided to close its Belgium office and has accrued $200,000 for the estimated closing costs.  The decrease reflects the downsizing of the U.S. and Japanese operations undertaken by the Company.

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

As a result of the above factors, there was a loss from continuing operations of $556,000 before income taxes and minority interest for the quarter ended June 30, 2002 compared to a loss of $646,000 for the quarter ended June 30, 2001.  As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations.  The loss from discontinued operations was $405,000 in the prior year’s first quarter.

Financial Condition

Working capital increased to $4,631,000 at June 30, 2002 from $4,386,000 at March 31, 2002, primarily from the increase in net current yen-denominated assets resulting from the strengthening yen discussed above, which more than offset the loss from operations.  At June 30, 2002, the Company had $3,607,000 in cash, an increase of $10,000 from March 31, 2002, and no long-term debt.

For the three months ended June 30, 2002, net cash used in operating activities was approximately $0.3 million.  Approximately $1.2 million was provided by a decrease in accounts receivable of $0.6 million, a decrease in other assets of $0.5 million and an increase in notes payable to suppliers of $0.1 million. Approximately $0.5 million was used to fund the Company’s loss from continuing operations and another $1.0 million was used to fund an increase in inventories of $0.1 million, a decrease in accounts payable of $0.4 million and a decrease in accrued expenses of $0.5 million.

Cash was positively affected by exchange rate changes in the amount of $0.3 million for the three months ended June 30, 2002.  The Company believes that its cash and credit facilities are adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  The Company is exposed to certain levels of market risks, especially changes in foreign currency exchange rates.  Interest rates currently have little effect on the Company since it has no interest-bearing debt.

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

Item 4.      CONTROLS AND PROCEDURES

(a)                Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, our principal executive officer and principal accounting officer have concluded that Gradco Systems, Inc.’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) are effective to ensure that information required to be disclosed by Gradco Systems, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)               Changes in Internal Controls.  There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that our principal executive officer and principal accounting officer carried out their evaluation.

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

                          Not Applicable.

ITEM 5.           OTHER INFORMATION

                          Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                          (a)  Exhibits.

                          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GRADCO SYSTEMS, INC.
Registrant

By:

Date: March 28, 2003	/s/ Harland L. Mischler
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

3.  Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly presents in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.  The  registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

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

3.  Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly presents in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.  The  registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Harland L. Mischler
Executive Vice President, Chief
Financial Officer