Form 10-Q/A
period 2002-09-30
GRADCO SYSTEMS INC
filed 2003-03-28
CIK 719597

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

Number of Shares Outstanding
Class	at September 30, 2002
Common Stock, without
par value	228,971

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	March 31,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,571	$3,597
Accounts receivable, less allowance for doubtful accounts of $73 and $175, respectively	4,947	6,242
Inventories, less allowance for obsolescence of $341 and $228, respectively	1,034	964
Prepaid expenses	162	281

Total current assets	9,714	11,084
Property and equipment, net	229	229
Cash surrender value of life insurance	304	278
Other assets	2,675	3,074
	$12,922	$14,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,485	$2,059
Notes payable to suppliers	2,749	3,238
Accrued expenses	516	1,004
Income taxes payable	309	338
Net liabilities of discontinued operations	54	59

Total current liabilities	5,113	6,698
Non-current liabilities	265	245
Minority interest	486	492

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, issued 264,150 shares	46,454	46,454
Accumulated deficit	(39,874)	(38,901)
Accumulated other comprehensive income	2,146	1,344
Less cost of common stock in treasury, 35,179 shares and 34,495 shares, respectively	(1,668)	(1,667)

Total shareholders’ equity	7,058	7,230
	$12,922	$14,665

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:

Net sales	$4,053	$5,655	$8,717	$13,276
Development engineering services	58	—	433	—
Licenses and royalties	4	113	9	271
	4,115	5,768	9,159	13,547

Costs and expenses:

Cost of sales	3,432	4,278	6,909	10,289
Research and development	91	474	486	1,354
Selling, general and administrative	1,172	1,468	2,603	3,045
Foreign currency transaction losses	24	93	328	106
	4,719	6,313	10,326	14,794
Loss from operations	(604)	(545)	(1,167)	(1,247)

Interest expense	(1)	—	(1)	(1)
Interest income	6	45	13	102

Loss from continuing operations before income taxes and minority interest	(599)	(500)	(1,155)	(1,146)
Income tax expense (benefit)	(1)	1,009	—	1,009
Minority interest	(7)	(14)	(29)	(17)
Loss from continuing operations	(591)	(1,495)	(1,126)	(2,138)
Income (loss) from discontinued operations	153	(293)	153	(698)
Estimated loss on disposal of discontinued operations, including provision for operating losses through disposal date	—	(2,733)	—	(2,733)
Net loss	$(438)	$(4,521)	$(973)	$(5,569)
Basic and diluted loss per common share:
Continuing operations	$(2.58)	$(6.51)	$(4.91)	$(9.28)
Discontinued operations	.67	(13.17)	.67	(14.89)
Total	$(1.91)	$(19.68)	$(4.24)	$(24.17)
Average shares outstanding, basic and diluted EPS	229,254	229,665	229,453	230,452

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                             (Unaudited)

	Six Months Ended
	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(1,126)	$(2,138)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	34	44
Amortization	130	(160)
Loss on sale of property and equipment	18	—
Deferred income taxes	—	1,009
(Recoveries of) provision for losses on accounts receivable	(98)	2
Provision for loss on inventories	139	—
Minority interest	(29)	(17)
Decrease in accounts receivable	1,809	5,510
Increase in inventories	(139)	(898)
Decrease (increase) in prepaid expenses	146	(475)
Decrease in other assets	798	578
Decrease in accounts payable	(742)	(2,417)
Decrease in notes payable to suppliers	(793)	(1,852)
Decrease in accrued expenses	(490)	(104)
Decrease in income taxes payable	(29)	(9)
Decrease in other liabilities	(4)	(166)
Total adjustments	750	1,045
Net cash used in operating activities	(376)	(1,093)
Cash flows from investing activities:
Acquisition of property and equipment	(39)	(11)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(34)	(11)

	Six Months Ended
	September 30,	September 30,
	2002	2001

Cash flows from financing activities:
Acquisition of treasury stock	(1)	(51)
Net cash used in financing activities	(1)	(51)
Effect of exchange rate changes on cash	237	235

Net decrease in cash and cash equivalents from continuing operations	(174)	(920)
Net increase (decrease) in cash from discontinued operations	148	(21)
Net decrease in cash and cash equivalents	(26)	(941)
Cash and cash equivalents at beginning of period	3,597	7,791
Cash and cash equivalents at end of period	$3,571	$6,850

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1	$1
Income taxes	29	9

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

GRADCO SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5:  REVERSE STOCK SPLIT

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

NOTE 6:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2002	2002
Raw materials	$222	$169
Finished goods	812	795
	$1,034	$964

Other assets are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2002	2002
Nonrefundable tooling advances	$1,755	$2,119
Deposits	469	456
Investments	187	249
Canon License	188	193
Distribution license for Dippin’ Dots ice cream	47	57
Other	29	—
	$2,675	$3,074

NOTE 7:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of approximately $25 million, which will expire in fiscal 2003 through 2022 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of 892 million Yen ($7.5 million) which will expire through fiscal 2007.  Management has determined at this time that it is not likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 8:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for all periods presented.  As of September 30, 2002 and 2001, the Company had outstanding stock options of 10,170 and 15,350, respectfully.  No stock options were dilutive as of September 30, 2002 and 2001, respectively.

NOTE 9:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive income (loss) was $(596,000) and $(171,000) for the three and six months ended September 30, 2002, respectively and $(4,059,000) and $(5,181,000) for the three and six months ended September 30, 2001, respectively.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

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

	Net Earnings
	Revenues	(Loss)	Assets
Three Months Ended 9/30/02

Paper handling devices	$3,330	$(450)	$25,897
New technology/products	785	63	1,090
Discontinued operations	—	153	132
Corporate	—	(204)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$4,115	$(438)	$12,922

Three Months Ended 9/30/01

Paper handling devices	$4,932	$(191)	$34,479
New technology/products	836	(223)	1,898
Discontinued operations, including
disposal costs	—	(3,026)	2,175
Corporate	—	(1,081)	5,466
Inter-segment & corporate eliminations	—	—	(19,897)
Consolidated	$5,768	$(4,521)	$24,121

Six Months Ended 9/30/02

Paper handling devices	$7,871	$(772)	$25,897
New technology/products	1,288	9	1,090
Discontinued operations	—	153	132
Corporate	—	(363)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$9,159	$(973)	$12,922

Six Months Ended 9/30/01

Paper handling devices	$11,986	$(519)	$34,479
New technology/products	1,561	(464)	1,898
Discontinued operations, including
disposal costs	—	(3,431)	2,175
Corporate	—	(1,155)	5,466
Inter-segment & corporate eliminations	—	—	(19,897)
Consolidated	$13,547	$(5,569)	$24,121

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

Results of Operations

Revenues for the three and six months ended September 30, 2002 decreased $1,653,000 and $4,388,000, respectively, from the comparable prior year periods.  The decreases in both periods were principally a result of a decrease in net sales.  Unit sales in the office automation market decreased 36% in the current quarter from the comparable quarter in the prior year.  A stronger yen, which increased by 2% against the dollar when compared to the same period in the previous year, caused an increase of $56,000 in revenue when yen denominated sales were translated into dollars.  In the six-month period, unit sales in the office automation market decreased 49% from the prior year.  Yen denominated sales translated into $0.1 million less in revenue due to a weaker yen, which lost 1% against the dollar when compared to the same period in the previous year.

Gross margin on net sales decreased to 15.3% from 24.3% for the three months ended September 30, 2002 and 2001, respectively, and decreased to 20.7% from 22.5% for the six-month periods then ended.  In the current quarter and six-month period, the Company has accelerated the amortization of nonrefundable tooling advances by $92,000.  The increase in amortization expense is a result of the Company lowering it’s estimate of future unit sales volume for units sold in Japan.  In addition, the Company took a charge of $139,000 in the current quarter to fully reserve for its remaining wide format printer inventory, the mix of products shifted toward lower margin units and fixed manufacturing overhead costs could not be trimmed at the same pace as the declines in net sales.  These items all contributed to the overall margin decline.  The gross margin for the current six-month period includes a unique sale of tooling in the first quarter, without which the gross margin would have been 19.1%.

Research and development expenses (“R&D”) in the current quarter totaled $91,000, 2.2% of revenues, compared to $474,000, 8.2% of revenues, in the prior year’s comparable period.  For the six months ended September 30, 2002 and 2001, R&D totaled $486,000, 5.3% of revenues, and $1,354,000, 10.0% of revenues, respectively.  The decreases are principally attributable to the elimination of the Company’s internal engineering department and its decision not to contract for any significant outside R&D unless it is customer funded.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,172,000, 28.5% of revenues, compared to $1,468,000, 25.5% of revenues, in the prior year’s comparable period, a decrease of $296,000.  There was a savings of approximately $200,000 due to a reduction in personnel, $100,000 in recovered bad debts, $50,000 in reduced advertising and trade show expenses and $25,000 in reduced rental expenses, offset by $89,000 less of negative goodwill amortization and $40,000 in increased legal fees.  For the six months ended September 30, 2002 and 2001, SG&A totaled $2,603,000, 28.4% of revenues and $3,045,000, 22.5% of revenues, respectively, a decrease of $442,000.  There was a savings of approximately $450,000 due to a reduction in personnel, $100,000 in recovered bad debts, $70,000 in reduced advertising and trade show expenses and $50,000 in reduced rental expenses, offset by $178,000 less of negative goodwill amortization and $100,000 in estimated expenses associated with the closure of the Company’s operations in Belgium.

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

As a result of the above factors, the loss from continuing operations before income taxes and minority interest increased from $500,000 in the quarter ended September 30, 2001 to $599,000 in the current quarter and from $1,146,000 in the six months ended September 30, 2001 to $1,155,000 in the current six-month period.  The income tax provisions in the prior three and six-month periods was primarily attributable to an increase to the valuation allowance related to the Company’s non-current deferred tax asset for net operating loss carryforwards.

The Company commenced a shut down of Venture and therefore its results are included in the Consolidated Statements of Operations as discontinued operations.  The income of $153,000 as reported in the current three and six-month periods is from the sale of inventory and the recovery of accounts receivable against which reserves had been fully established.  The Company took a charge in the amount of $2,733,000 representing the estimated loss on disposal of Venture in the quarter ended September 30, 2001.  This charge included the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture through the shutdown date.  It also included the writeoff of the Company’s remaining goodwill related to Venture in the amount of $1,083,000; see Note 4 of Notes to Unaudited Consolidated Financial Statements.

Financial Condition

Working capital increased to $4,601,000 at September 30, 2002 from $4,386,000 at March 31, 2002, primarily because the increase in net current yen-denominated assets resulting from a stronger yen was more than enough to offset the loss from operations.  At September 30, 2002, the Company had $3,571,000 in cash, a decrease of $26,000 from March 31, 2002, and no long-term debt.

For the six months ended September 30, 2002, net cash used in operating activities was approximately  $0.4 million.  Approximately $2.8 million was provided by a decrease in accounts receivable of $1.7 million, a decrease in other assets of $0.8 million, a decrease in prepaid expenses of $0.1 million and depreciation and amortization of $0.2 million.  Approximately $1.1 million was used to fund the Company’s loss from continuing operations and another $2.1 million was used to fund a decrease in accounts payable of $0.8 million, a decrease in notes payable to suppliers of $0.8 million, a decrease in accrued expenses of $0.5 million.

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