Form 10-Q
period 2002-12-31
GRADCO SYSTEMS INC
filed 2003-03-28
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of  1934

For Quarter Ended December 31, 2002 Commission file number 0-12829

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

Class	Number of Shares Outstanding at December 31, 2002
Common Stock, without par value	228,971

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	March 31,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,607	$3,597
Accounts receivable, less allowance for doubtful accounts of $75 and $175, respectively	5,945	6,242
Inventories, less allowance for obsolescence of $317 and $228, respectively	874	964
Prepaid expenses	164	281

Total current assets	9,590	11,084
Property and equipment, net	222	229
Cash surrender value of life insurance	312	278
Other assets	2,120	3,074
	$12,244	$14,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,861	$2,059
Notes payable to suppliers	3,027	3,238
Accrued expenses	374	1,004
Income taxes payable	312	338
Net liabilities of discontinued operations	81	59

Total current liabilities	5,655	6,698
Non-current liabilities	271	245
Minority interest	479	492

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, issued 264,150 shares	46,454	46,454
Accumulated deficit	(41,245)	(38,901)
Accumulated other comprehensive income	2,298	1,344
Less cost of common stock in treasury, 35,179 share and 34,495 shares, respectively	(1,668)	(1,667)

Total shareholders’ equity	5,839	7,230
	$12,244	$14,665

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenues:

Net sales	$4,526	$5,745	$13,243	$19,021
Development engineering services	—	308	433	308
Licenses and royalties	3	17	12	288
	4,529	6,070	13,688	19,617

Costs and expenses:

Cost of sales	4,022	4,662	10,931	14,951
Research and development	737	626	1,223	1,980
Selling, general and administrative	1,174	1,581	3,777	4,626
Foreign currency transaction (gains) losses	(19)	(88)	309	18
	5,914	6,781	16,240	21,575
Loss from operations	(1,385)	(711)	(2,552)	(1,958)

Interest expense	—	—	(1)	(1)
Interest income	5	33	18	135

Loss from continuing operations before income taxes and minority interest	(1,380)	(678)	(2,535)	(1,824)
Income tax expense	2	187	2	1,196
Minority interest	(11)	(8)	(40)	(25)

Loss from continuing operations	(1,371)	(857)	(2,497)	(2,995)
Income (loss) from discontinued operations	—	—	153	(1,287)
Estimated loss on disposal of discontinued operations, including provision for operating losses through disposal date	—	—	—	(2,144)

Net loss	$(1,371)	$(857)	$(2,344)	$(6,426)

Basic and diluted loss per common share:
Continuing operations	$(5.99)	$(3.73)	$(10.89)	$(13.01)
Discontinued operations	—	—	.67	(14.91)

Total	$(5.99)	$(3.73)	$(10.22)	$(27.92)

Average shares outstanding, basic and diluted EPS	228,971	229,665	229,292	230,189

                                                 See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2002	December 31, 2001

Cash flows from operating activities:
Loss from continuing operations	$(2,497)	$(2,995)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	48	64
Amortization	425	(241)
Loss on sale of property and equipment	17	—
Deferred income taxes	—	1,344
(Recoveries of) provision for losses on accounts receivable	(97)	3
Provision for losses on inventories	89	—
Minority interest	(40)	(25)
Decrease in accounts receivable	895	4,278
Decrease (increase) in inventories	59	(814)
Decrease (increase) in prepaid expenses	147	(356)
Decrease in other assets	1,181	302
Decrease in accounts payable	(406)	(2,406)
Decrease in notes payable to suppliers	(584)	(2,547)
Decrease in accrued expenses	(644)	(41)
Decrease in income taxes payable	(27)	(158)
Decrease in other liabilities	(4)	(167)

Total adjustments	1,059	(764)

Net cash used in operating activities	(1,438)	(3,759)

Cash flows from investing activities:
Acquisition of property and equipment	(41)	(25)
Proceeds from sale of property and equipment	6	—

Net cash used in investing activities	(35)	(25)
Cash flows from financing activities:
Acquisition of treasury stock	(1)	(51)

Net cash used in financing activities	(1)	(51)

Effect of exchange rate changes on cash	309	(302)

Net decrease in cash and cash equivalents from continuing operations	(1,165)	(4,137)
Net increase in cash from discontinued operations	175	71

Net decrease in cash and cash equivalents	(990)	(4,066)
Cash and cash equivalents at beginning of period	3,597	7,791

Cash and cash equivalents at end of period	$2,607	$3,725

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1	$2
Income taxes	$29	$10

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

In the opinion of the Company’s management, the information furnished herein reflects all known accruals and adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 2002 and the results of operations and cash flows for the three and nine months ended December 31, 2002 and 2001.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

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

Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Net sales	$—	$1,288	$78	$5,013
Development engineering services	—	4	—	113
	—	1,292	78	5,126

Cost of sales	—	1,655	—	5,125
Research and development	—	10	—	243
Selling, general and administrative	—	205	(75)	1,013
Interest, net	—	11	—	31
	—	1,881	(75)	6,412

Income (loss) before income taxes	—	(589)	153	(1,286)
Income tax expense	—	—	—	1

Income (loss) from discontinued operations	$—	$(589)	$153	$(1,287)

The net liabilities, excluding cash of $51,000 and $116,000 as of December 31, 2002 and March 31, 2002, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of December 31, 2002 and March 31, 2002 are as follows (dollars in thousands):

	December 31, 2002	March 31, 2002

Accounts receivable, net	$—	$55
Other assets	—	30
Accounts payable	(78)	(61)
Accrued expenses	—	(10)
Income taxes payable	(3)	(5)
Estimated costs related to disposal	—	(68)

Net liabilities of discontinued operations	$(81)	$(59)

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

NOTE 6:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows (dollars in thousands):

	December 31, 2002	March 31, 2002

Raw materials	$218	$169
Finished goods	656	795

	$874	$964

Other assets are summarized as follows (dollars in thousands):

	December 31, 2002	March 31, 2002

Nonrefundable tooling advances	$1,091	$2,119
Deposits	587	456
Investments	192	249
Canon License	180	193
Distribution license for Dippin’ Dots ice cream	40	57
Other	30	—

	$2,120	$3,074

Included in accounts receivable are unbilled receivables in the amount of $334,000 and $354,000 at December 31, 2002 and March 31, 2002, respectively.

NOTE 7:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of approximately $25 million, which will expire in fiscal 2003 through 2022 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of Yen 892 million ($7.5 million) which will expire through fiscal 2007.  Management has determined at this time that it is not likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 8:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  The average number of outstanding shares used in the computation of basic EPS and diluted EPS is the same for all periods presented.  As of December 31, 2002 and 2001, the Company had outstanding stock options of 10,170 and 15,350, respectfully.  No stock options were dilutive as of December 31, 2002 and 2001, respectively.

NOTE 9:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive loss was $(1,219,000) and $(1,390,000) for the three and nine months ended December 31, 2002, respectively and $(1,768,000) and $(6,949,000) for the three and nine months ended December 31, 2001, respectively.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 10:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 66,667 common shares from time to time on the open market.  The Company purchased 684 shares during the nine months ended December 31, 2002 at an aggregate cost of $1,000 and 3,030 shares during the nine months ended December 31, 2001 at an aggregate cost of $51,000.

NOTE 11:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Three of the Company’s subsidiaries, Gradco (Japan) Ltd. (“GJ”), Gradco (USA) Inc. and Gradco Belgium, S.C. (a wholly-owned subsidiary of GJ) operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products.  Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.  The following table reflects information by reportable segments for the three and nine-month periods ended December 31, 2002 and 2001 (in thousands):

	Net Earnings
	Revenues	(Loss)	Assets
Three Months Ended 12/31/02
Paper handling devices	$4,095	$(1,127)	$25,648
New technology/products	434	(83)	857
Discontinued operations	—	—	51
Corporate	—	(161)	5,419
Inter-segment & corporate eliminations	—	—	(19,731)

Consolidated	$4,529	$(1,371)	$12,244

Three Months Ended 12/31/01
Paper handling devices	$5,548	$(515)	$31,481
New technology/products	522	(265)	1,442
Discontinued operations	—	—	1,585
Corporate	—	(77)	5,431
Inter-segment & corporate eliminations	—	—	(21,024)

Consolidated	$6,070	$(857)	$18,915

Nine Months Ended 12/31/02
Paper handling devices	$11,966	$(1,899)	$25,648
New technology/products	1,722	(74)	857
Discontinued operations	—	153	51
Corporate	—	(524)	5,419
Inter-segment & corporate eliminations	—	—	(19,731)

Consolidated	$13,688	$(2,344)	$12,244

Nine Months Ended 12/31/01
Paper handling devices	$17,534	$(1,034)	$31,481
New technology/products	2,083	(729)	1,442
Discontinued operations	—	(3,431)	1,585
Corporate	—	(1,232)	5,431
Inter-segment & corporate eliminations	—	—	(21,024)

Consolidated	$19,617	$(6,426)	$18,915

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

Results of Operations

Revenues for the three and nine months ended December 31, 2002 decreased $1,541,000 or 25% and $5,929,000 or 30%, respectively, from the comparable prior year periods.  The decreases in both periods were principally a result of a decrease in net sales.  Sales in the office automation market decreased $1,131,000 or 22% in the current quarter from the comparable quarter in the prior year, primarily from a decrease of 29% in the number of units sold and development engineering services decreased by $308,000.  In the nine-month period, sales in the office automation market decreased $5,417,000 or 32% from the prior year, primarily from a decrease of 44% in the number of units sold and royalties decreased by $276,000 or 96%.  Because the exchange rate between the yen and dollar was almost the same in both comparable periods, sales denominated in yen did not have a material effect on revenues when translated into dollars.

Gross margin on net sales decreased to 11.1% from 18.9% for the three months ended December 31, 2002 and 2001, respectively, and decreased to 17.5% from 21.4% for the nine-month periods then ended.  In the current quarter and nine-month period, the Company has accelerated the amortization of nonrefundable tooling advances by $275,000 and $367,000, respectively. The increase in amortization expense is a result of the Company lowering it’s estimate of future unit sales volume for units sold in Japan.  In addition, the Company took a charge of $139,000 in the last quarter to fully reserve for its remaining wide format printer inventory, the mix of products shifted toward lower margin units and fixed manufacturing overhead costs could not be trimmed at the same pace as the declines in net sales.  These items all contributed to the overall margin decline.  The gross margin for the current nine-month period includes a unique sale of tooling in the first quarter, without which the gross margin would have been 16.3%.

Research and development expenses (“R&D”) in the current quarter totaled $737,000, 16.3% of revenues, compared to $626,000, 11.0% of revenues, in the prior year’s comparable period.  For the nine months ended December 31, 2002 and 2001, R&D totaled $1,223,000, 8.9% of revenues, and$1,980,000, 10.3% of revenues, respectively.  The decrease in the nine-month period is principally attributable to the elimination of the Company’s internal engineering department.  Included in the current quarter and nine-month period is $712,000 of expenses which may be recoverable from customers in future periods through development engineering service billings.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,174,000, 25.9% of revenues, compared to $1,581,000, 27.8% of revenues, in the prior year’s comparable period, a decrease of $407,000.  There was a savings of approximately $425,000 due to a reduction in personnel and severance expense, $20,000 from the closure of the Company’s Belgium office, $25,000 in reduced rental expenses and $40,000 in lower legal fees, offset by $100,000 less of negative goodwill amortization.  For the nine months ended December 31, 2002 and 2001, SG&A totaled $3,777,000, 27.6% of revenues and $4,626,000, 24.1% of revenues, respectively, a decrease of $849,000.  There was a savings of approximately $875,000 due to a reduction in personnel and severance expense, $100,000 in recovered bad debts, $75,000 in reduced rental expenses and $70,000 in reduced advertising and trade show expenses, offset by $278,000 less of negative goodwill amortization.

There was a foreign currency gain of $19,000 in the current quarter and a gain of $88,000 in the prior year’s comparable period, a decrease of $69,000.  For the nine months ended December 31, 2002 and 2001, there was a foreign currency loss of $309,000 and $18,000, respectively, an increase of $291,000.  The losses are primarily attributable to receivables held by GJ in Japan but denominated in U.S. dollars.  When the dollar weakens, the yen equivalent is reduced and a loss is recognized.  The reverse is true when the dollar strengthens.

As a result of the above factors, the loss from continuing operations before income taxes and minority interest increased from $678,000 in the quarter ended December 31, 2001 to $1,380,000 in the current quarter and increased from $1,824,000 in the nine months ended December 31, 2001 to $2,535,000 in the current nine-month period.  The income tax provisions in the prior three and nine-month periods were primarily attributable to increases in the valuation allowance related to the Company’s non-current deferred tax asset for net operating loss carryforwards.

The Company commenced a shut down of Venture and therefore its results are included in the Consolidated Statements of Operations as discontinued operations; see Note 4 of Notes to Unaudited Consolidated Financial Statements.  The income of $153,000 as reported in the current nine-month period is from the sale of inventory and the recovery of accounts receivable against which reserves had been fully established.  The loss of $3,431,000 from discontinued operations in the nine months ended December 31, 2001 included $1,287,000 of operating losses and $2,144,000 of estimated losses on disposal of Venture from the writedown of certain fixed assets and inventories to expected scrap value, closedown expenses including severance payments and expected operating losses of Venture subsequent to December 31, 2001 through the shutdown date.  It also included the writeoff of the Company’s remaining goodwill related to Venture in the amount of $1,083,000.

Financial Condition

Working capital decreased to $3,935,000 at December 31, 2002 from $4,386,000 at March 31, 2002, primarily due to operating losses partially offset by an increase in net current yen-denominated assets resulting from a stronger yen.  At December 31, 2002, the Company had $2,607,000 in cash, a decrease of $990,000 from March 31, 2002, and no long-term debt.

For the nine months ended December 31, 2002, net cash used in operating activities was approximately  $1.4 million.  Approximately $2.7 million was provided by a decrease in accounts receivable of $0.8 million, a decrease in inventory of $0.1 million, a decrease in other assets of $1.2 million, a decrease in prepaid expenses of $0.1 million and depreciation and amortization of $0.5 million.  Approximately $2.5 million was used to fund the Company’s loss from continuing operations and another $1.6 million was used to fund a decrease in accounts payable of $0.4 million, a decrease in notes payable to suppliers of $0.6 million and a decrease in accrued expenses of $0.6 million.

Cash was positively affected by exchange rate changes in the amount of $0.3 million for the nine months ended December 31, 2002 and cash provided by discontinued operations was approximately $0.2 million.  The Company believes that its cash is adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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