Form 10-K
period 2003-03-31
GRADCO SYSTEMS INC
filed 2003-07-14
CIK 719597

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2003

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

Registrant's telephone number, including area code: (949) 206-6100

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

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant (based on the closing sales price of Gradco common stock on the OTCBB on June 30, 2003) was $162,608.

        The number of outstanding shares, net of treasury shares, of each class of the Registrant's common stock outstanding at June 30, 2003 was: common stock, no par value—229,026 shares.

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

        (a)    Financial Information About Industry Segments.

        Gradco and its subsidiaries operate primarily in one industry segment, the design, development, production and marketing of intelligent paper handling devices and high technology short-run products. It is seeking diversification and has entered into an agreement to distribute Dippin' Dots ice cream in Japan. The Company had distribution rights for a wide format printer outside of Japan which has not generated significant revenue through March 31, 2003. The Company is presently in the process of liquidating its wide format printer inventory. Revenues from the sale of Dippin' Dots ice cream were approximately $2.1 million in fiscal year 2003. Information relating to revenue, net earnings and identifiable assets attributable thereto for the fiscal years ended March 31, 2003, 2002, and 2001 is set forth in response to Item 8 below.

        (b)    Narrative Description of Business.

        Gradco is a holding company which conducts business as follows:

          (i)    Copier and Printer Product Business

          The various activities comprising these businesses, as described below, are conducted through Gradco's wholly-owned Japanese subsidiary Gradco (Japan) Ltd. ("GJ"), and Gradco's wholly-owned domestic subsidiary Gradco (USA) Inc. ("GU"). GU is engaged only in marketing and sales activities in the United States with seven employees.

          Due to the overall transition in the office equipment industry from analog to digital equipment which does not require the kind of multi-bin sorters which the Company has produced and marketed, the Company's principal activity involves the design, development and marketing of paper handling products for the digital equipment market. It has granted selected technology licenses and agreements with original equipment manufacturers and marketers (OEM's), and engages in research and development activities conducted by GJ through outside sources on behalf of its OEM customers. In addition, GJ has a 95% owned subsidiary, Gradco Technology Ltd. ("GTL") which seeks to engage in a variety of diversified businesses. Since March 1, 2000 GTL has distributed Dippin' Dots ice cream in Japan. Other activities of GTL have either been discontinued or failed. It is still exploring other business opportunities.

          (ii)    High Technology Engineering And Manufacturing Services

          The Company's subsidiary, Venture Engineering, Inc. based in Carrollton, Texas ("Venture") was involved with engineering and manufacturing activities primarily for the semi-conductor industry and other electronic device manufacturers. On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture, which was substantially completed by March 31, 2002. However, Venture will not be dissolved until all collections of its receivables and obligations of third parties relating to inventory have been resolved. The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

Business of GJ

  General

        GJ designs, develops, produces (through contract manufacturers) and markets on a worldwide basis, intelligent paper handling devices for computer controlled digital copiers and printers. GJ is a supplier of feeders, mailboxing sorters, stackers and finishers (devices which staple and punch sets of sheets) for the computer controlled digital copier and printer market. GJ customizes its products for inclusion in the copiers and printers of OEMs. The engineering and design efforts and the tooling to customize its products to meet orders and potential orders involves substantial investment which has often been borne by, or shared initially with the manufacturers of the product and/or the OEM customer. The market conditions in the Far East and in the United States have impacted the availability of such resources. The absence of such support is likely to have a major impact on the future of the Company.

        GJ's products are marketed domestically and internationally primarily directly to OEMs for incorporation into their product lines. Principal OEM customers include Xerox, Fuji Xerox, Panasonic, Oki Data and Lexmark. Marketing in Asia is conducted by GJ, and marketing in North America is conducted by GU. Marketing in Europe is conducted by GJ and GU.

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

        Currently, GJ's products are primarily paper output devices for copiers and printers. GJ has development and customization contracts with a number of OEMs for several new products for intelligent electronic digital copiers and page printers. Its ability to fulfill such contracts is dependent upon its ability to obtain support for such activities beyond the limits of its own resources.

  GJ Products

        GJ's products include certain specialized output print stations. These include a specialized high capacity stacker for a high speed laser printer and copier, a stacker for many low speed laser printers, a sheet invertor and a sheet decurler for laser printers and facsimile machines. It has under development products for stapling, hole punching, booklet-making and binding for output from digital copiers and printers.

  Diversified Activities

        GTL, a 95% owned subsidiary, engages in diversified activities which do not principally involve paper handling devices, except that in December 2000 it entered into an agreement providing marketing rights to a wide format printer produced by Mastermind Company (a Japanese Company). This agreement gave GTL exclusive marketing rights outside of Japan for two years (and outside of Korea until September 30, 2001). GTL canceled this agreement and is presently in the process of liquidating this inventory which has been written down to almost nothing. GTL's other activities consist of distribution of Dippin' Dots Ice Cream.

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

        In fiscal 2003, Fuji Xerox, Xerox and Panasonic accounted for 25%, 17% and 14%, respectively, of the Registrant's consolidated revenues. In fiscal 2002, Fuji Xerox, Xerox, and Xerox Ltd. accounted for 28%, 21% and 10%, respectively, of the Registrant's consolidated revenues. In fiscal 2001, Xerox, Fuji Xerox, Xerox Ltd. and Panasonic accounted for 30%, 18%, 16% and 14%, respectively, of the Registrant's consolidated revenues. A loss of any of these current principal customers is likely to have a negative impact on the Registrant's consolidated operations taken as a whole (see GJ Competition).

        Based on Xerox's system for evaluation of vendors in view of business/quality management, GJ is officially recognized by Xerox as one of its certified suppliers.

        Licenses.    GJ has certain agreements and has granted certain licenses to others to manufacture products using its technology. Most of these licenses were originally entered into before 1991. These agreements allow GJ to receive additional revenues from certain OEMs while also selling products using this same technology to other OEMs. The licensees are able to compete with GJ in some of GJ's customary markets to the limited extent set forth in such agreements. No licensee has the right to sublicense the technology to non-affiliates. Since the majority of these agreements involve technology associated with analog equipment, the revenue from such licenses has continually been reduced.

        These agreements generated royalty revenues of approximately $15,000 during the fiscal year ended March 31, 2003, $301,000 during the fiscal year ended March 31, 2002 and $954,000 during the fiscal year ended March 31, 2001.

  GJ Competition

        GJ's principal competition for its paper handling products is from companies, including its OEM licensees, who have much larger resources than GJ.

  GJ Patents and Proprietary Technology

        GJ has an ongoing program of seeking patent protection for its technology. GJ holds numerous patents and patent applications (including those acquired by assignment from Gradco as part of the sale of Copier Assets in fiscal 1991) relating principally to its sorters in the United States, United Kingdom, Japan, Germany, France, Switzerland and Canada. The unexpired terms of the major U.S. sorter patents already issued range from 1 to 15 years. Patent applications are pending on most of GJ's recently introduced new products , which address the digital copier market. Patents have been obtained or patent applications are pending in the United States and Japan relating to GJ's paper stapling, punching, mailboxing and decurling technologies for digital copier and multi-function machines.

        Gradco believes that the issued patents of GJ are material to the consolidated operations of Gradco and subsidiaries taken as a whole. However, there can be no assurance that GJ's patents will not be challenged or infringed. In addition, there can be no assurance that other parties will not develop new technology which does not violate such patents but which is competitive with certain GJ products and patentable by such other parties. In such case, the Company may not have sufficient resources to defend its rights.

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

Costs and Revenues of Development Engineering Services

        In fiscal 2003, 2002 and 2001 the Registrant, on a consolidated basis, spent approximately $1,508,000, $2,355,000 and $9,178,000, respectively, on research and development and development engineering activities. Costs incurred under research and development and development engineering contracts are included in research and development expense. Included in research and development expense are costs related to development engineering service contracts of approximately $1,191,000, $502,000 and $6,645,000, in fiscal 2003, 2002 and 2001, respectively. The Registrant, on a consolidated basis, also received revenues from customers under development engineering service contracts of approximately $517,000, $522,000, and $5,509,000 in fiscal 2003, 2002 and 2001, respectively. There is an additional 88,685,500 yen ($738,000 as of March 31, 2003) in revenues which was negotiated with customers subsequent to year end, which will be recognized in future billings (see Note 15 of Notes to Consolidated Financial Statements). The ability of the Company to continue to expend resources on research and development is extremely limited.

Backlog

        Registrant's order backlog from consolidated operations was estimated at approximately $5,000,000 at March 31, 2003 and $3,700,000 at March 31, 2002. Backlog includes orders accepted for delivery to customers during the ensuing fiscal year, usually within six months, including purchases committed by certain customers in the form of purchase agreements, although such orders are subject to cancellation by the customer (in most cases upon the payment of a cancellation charge). The increase in backlog is primarily attributable to a delay in production of some of the Company's digital products as a result of changing suppliers, which caused a backup in open orders. Because Gradco's operating subsidiaries generally ship products upon specific releases from customers of previously received orders, the Registrant's backlog as of any particular date may not be a meaningful measure of the Registrant's actual sales for the succeeding fiscal period.

Employees

        As of June 2003, Gradco and its subsidiaries employed 30 persons. To date, Gradco and its subsidiaries have encountered no difficulty in attracting and retaining qualified employees. Gradco believes employee relations to be satisfactory.

        (c)    Financial Information about Geographic Areas

        For the fiscal year ended March 31, 2003, $5,956,000 or 34% of the Registrant's consolidated revenues were attributed to sales in the United States and $11,658,000 or 66% were attributed to foreign countries ($11,602,000 to Japan). For the fiscal year ended March 31, 2002, $8,991,000 or 39% of the Registrant's consolidated revenues were attributed to the United States and $14,187,000 or 61% were attributed to foreign countries ($14,108,000 to Japan). For the fiscal year ended March 31, 2001, $19,281,000 or 49% of the Registrant's consolidated revenues were attributed to the United States and $19,987,000 or 51% were attributed to foreign countries ($19,928,000 to Japan). The Registrant attributes its revenues to countries based on the location of the subsidiary's office generating the sale. In its foreign sales, the Registrant is subject to the usual risks of international trade, including political instability, restrictive trade policies, controls on fund transfers and foreign currency fluctuations.

        The Registrant's sales are primarily denominated in Japanese yen and United States dollars. In order to limit the risk of foreign currency exchange fluctuations, the Registrant attempts to buy and sell products and services in the same currency. However, there are foreign currency exchange gains and losses associated with some sales transactions. The Registrant had a foreign currency loss of $161,000 in fiscal year 2003 and gains of $110,000 and $293,000 in fiscal years 2002 and 2001, respectively, arising from changes in the relationship of the yen and dollar during each of those years. The Registrant has an agreement with Xerox whereby they share with the Company gains and losses arising from Xerox business with the Company based on predetermined yen to dollar relationships on an annual basis.

        Financial information regarding foreign and domestic operations is set forth in Note 13 of Notes to the Consolidated Financial Statements.

Item 2.    Description of Property.

        Gradco shares its corporate offices with GU at 39 Parker, Irvine, California 92618 in an 18,000 square foot facility under a lease which expires November 30, 2003. GJ's principal office, located in Tokyo, Japan, is approximately 3,000 square feet and is leased through February 28, 2006.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

        (a)    Market Information.

        Gradco common stock is traded in the over-the-counter market and is quoted on the NASD Bulletin Board under the symbol GRDC. The following table sets forth the quarterly high and low closing sales prices from April 1, 2001 to March 31, 2003. In September 2002, the Registrant's shareholders approved a one-for-thirty reverse stock split which decreased the number of common shares issued to 264,205. All references to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

Quarter Ended	High	Low
June 30, 2001	$27.00	$10.50
September 30, 2001	$15.00	$4.50
December 31, 2001	$8.70	$5.40
March 31, 2002	$6.90	$5.40
June 30, 2002	$6.90	$4.50
September 30, 2002	$4.20	$1.50
December 31, 2002	$4.00	$1.50
March 31, 2003	$2.35	$1.70

        (b)    Holders.

        The approximate number of holders of record of Gradco common stock, no par value (its sole class of common equity) as of the close of business on June 30, 2003 is 400.

        (c)    Dividends.

        Gradco has not declared any dividends on its common stock. The present policy of Gradco's board of directors is to retain earnings to provide funds for the operation and expansion of Gradco's business as well as to repurchase up to 66,667 shares of its common stock in the market from time to time.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with the consolidated financial statements of Gradco and the notes thereto included elsewhere herein.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$17,614	$23,178	$39,268	$44,029	$73,552

Costs and expenses:
Cost of sales	14,671	18,191	23,943	31,564	56,008
Other operating expenses	6,998	8,082	16,107	10,731	11,099
Interest income, net	(19)	(317)	(414)	(376)	(253)
Provision for doubtful Mita receivable	—	—	—	(935)	5,543
DuBois/Hamma litigation settlements	—	—	3,200	—	5,000

	21,650	25,956	42,836	40,984	77,397

Earnings (loss) from continuing operations before income taxes and minority interest	(4,036)	(2,778)	(3,568)	3,045	(3,845)
Income taxes	(49)	1,319	3,273	1,210	(2,319)
Minority interest	(45)	(43)	(84)	(18)	(72)

Earnings (loss) from continuing operations	(3,942)	(4,054)	(6,757)	1,853	(1,454)
Earnings (loss) from discontinued operations	170	(3,431)	23	(373)	(736)

Earnings (loss) before extraordinary item	(3,772)	(7,485)	(6,734)	1,480	(2,190)
Extraordinary item:
Gain on purchase of minority interest	448	—	—	—	—

Net earnings (loss)	$(3,324)	$(7,485)	$(6,734)	$1,480	$(2,190)

Basic earnings (loss) per common share:
From continuing operations	$(17.19)	$(17.62)	$(28.53)	$7.31	$(5.52)
From discontinued operations	.74	(14.91)	.10	(1.47)	(2.80)
Extraordinary item	1.95	—	—	—	—

Net earnings (loss)	$(14.50)	$(32.53)	$(28.43)	$5.84	$(8.32)

Average shares outstanding, basic EPS	229,268	230,105	236,825	253,641	263,247

Diluted earnings (loss) per common share:
From continuing operations	$(17.19)	$(17.62)	$(28.53)	$7.30	$(5.52)
From discontinued operations	.74	(14.91)	.10	(1.47)	(2.80)
Extraordinary item	1.95	—	—	—	—

Net earnings (loss)	$(14.50)	$(32.53)	$(28.43)	$5.83	$(8.32)

Average shares outstanding, diluted EPS	229,268	230,105	236,825	253,855	263,247

Balance sheet data:
Working capital	$3,319	$4,386	$8,684	$16,631	$15,388
Total assets	10,644	14,665	31,989	36,915	43,053
Shareholders' equity	4,672	7,230	15,404	23,467	21,030

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

        The Company's operations are conducted principally through its wholly-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco (USA) Inc. ("GU") and its majority-owned subsidiary Gradco Technology Ltd. ("GTL"). The Company's other wholly-owned subsidiary, Venture Engineering, Inc. ("Venture"), was involved with engineering and manufacturing activities. On October 12, 2001, the Company announced its intention to immediately commence a controlled shutdown of Venture. The Board of Directors approved a plan to dispose of the business, which was substantially completed by March 31, 2002. The disposal of Venture has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying Consolidated Balance Sheets, and its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows. See Note 3 of Notes to Consolidated Financial Statements.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, inventories and valuation allowances.

        Revenue recognition.    Revenues are recognized in accordance with SAB 101. Revenues from product sales ("net sales") are recorded as units or spare parts are shipped, under "FOB ex-factory"

contracts. Revenues from development engineering services and research and development contracts are recognized as earned, which generally occurs as services are performed. Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

        Inventories.    Inventories are stated at the lower of cost or market. The Company evaluates its inventories on a regular basis and provides a reserve for excess and obsolete inventory to reduce the carrying value to its estimated net realizable value. The inventory reserve is determined by analysis of customers' current orders as well as future forecasts and spare part commitment requirements. A significant portion of the current reserve pertains to the wide format printer business previously undertaken by GTL. In the event management adjusts its estimates of future salability, the value of the Company's inventory may become under or overstated and recognition of such a change will affect cost of sales in a future period, which could materially affect the Company's operating results and financial position.

        Valuation Allowances.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, focusing on current economic conditions, customer financial conditions, historical payment experience and aging of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Because of the Company's operating losses over the last several years, both in the United States and Japan, a valuation allowance for the entire amount of deferred tax assets has been established. Should the Company begin generating taxable income, the valuation allowance would be reduced.

Revenues

        Revenues for the fiscal year ended March 31, 2003 decreased by $5,564,000 or 24% from the prior year. Net sales decreased by $5,273,000 (24%), from $22,355,000 to $17,082,000, primarily from a 35% decrease in unit sales, partially offset by higher average unit prices and a stronger yen. The yen, which gained 2% against the dollar for the year, caused an increase of $0.4 million in revenues when yen denominated sales were translated into dollars. The decrease in unit sales was principally attributable to the completion of the final analog program in fiscal 2002. Primarily all units sold in fiscal 2003 were digital. Revenues from development engineering services decreased by only $5,000 and royalties decreased by $286,000 (95%) as the Company's remaining royalty agreements are not significant.

        Revenues for the fiscal year ended March 31, 2002 decreased by $16,090,000 or 41% from the prior year. Net sales decreased by $10,450,000 (32%), from $32,805,000 to $22,355,000, primarily representing the combined effect of a 54% decrease in unit sales and a weaker yen. The yen, which lost 12% against the dollar for the year, caused a decrease of $2.3 million in revenues when yen denominated sales were translated into dollars. The decrease in unit sales was attributable to the shift from analog to digital. Revenues from development engineering services decreased by $4,987,000 (91%), principally because fiscal 2001 amounts included customer funding of two significant programs under development at GJ. Royalties decreased by $653,000 (68%) as the Company's principal royalty agreement with Canon expired in June 2001.

        The decrease in revenues over the past several years is the result of the overall transition in the office equipment industry from analog to digital equipment, which does not require the kind of multi-bin sorters which the Company has produced and marketed. Emphasis continues to be placed on design, development and marketing of paper handling products for the rapidly increasing digital equipment market. It also is a result of the Company's inability to bring to fruition contracts for the sale of products which it developed for the digital market. The failure of GTL to enter into activities beyond the distribution of Dippin' Dots ice cream in Japan has resulted in a failure to fill this void.

Costs and Expenses

        Gross margin on net sales was 14.1%, 18.6% and 27.0% in fiscal 2003, 2002 and 2001, respectively. The decreases in the 2003 and 2002 fiscal years were primarily because fixed manufacturing overhead costs could not be trimmed at the same pace as the decline in net sales and special charges. In fiscal 2002, an inventory writedown of approximately $700,000 was incurred due to the abandonment of a program to distribute a wide format printer outside of Japan by GTL. In fiscal 2003, a final $200,000 inventory writedown for the wide format printer program was taken and amortization of nonrefundable tooling advances was accelerated by $756,000 due to a lowering of the Company's estimate of future unit sales volume for units sold in Japan.

        Research and development expenses ("R&D") in fiscal 2003 totaled $1,508,000 (8.6% of revenues), compared to $2,355,000 (10.2% of revenues) in fiscal 2002 and $9,178,000 (23.4% of revenues) in fiscal 2001. R&D expenses incurred under development engineering service contracts in the fiscal years ended March 31, 2003, 2002 and 2001, respectively, were $1,191,000, $502,000 and $6,645,000. Included in the current fiscal year amount is approximately $700,000 of expenses which will be recoverable from customers in the future through development engineering service billings (see Note 15 of Notes to Consolidated Financial Statements). The unusually high amount in fiscal 2001 was principally attributable to the aforementioned development engineering service contracts administered by GJ for its customers. R&D expenses incurred on behalf of internal R&D efforts were $317,000, $1,853,000 and $2,533,000 for the same periods. The decreases in fiscal 2002 and 2003 are primarily due to the elimination of the Company's internal engineering department in the latter part of fiscal 2002. Future expenditures will continue to be restricted in light of the Company's limited resources.

        Selling, general and administrative expenses ("SG&A") decreased by $508,000 (8.7%) in fiscal 2003 from the prior year. There were reductions of $650,000 in payroll and severance costs, $100,000 in advertising and trade show expenses, $80,000 in rental expenses and $60,000 in bad debt expenses, offset by $400,000 less of negative goodwill amortization. SG&A decreased by $1,385,000 (19.2%) in fiscal 2002 from the prior year. There was a decrease of $1,165,000 in SG&A at GJ and GTL, of which approximately $600,000 was a result of the favorable translation caused by the weaker yen, and the balance was primarily due to a reduction in personnel. There was also $290,000 in stock-based compensation expense in fiscal 2001 and none in fiscal 2002.

        There was a foreign currency loss of $161,000 in fiscal year 2003 compared to foreign currency gains of $110,000 and $293,000 in fiscal years 2002 and 2001, respectively. In fiscal 2001, the Registrant recorded a $3,200,000 charge for the settlement of the DuBois litigation.

        Interest income was $24,000, $318,000 and $415,000 in fiscal 2003, 2002 and 2001, respectively. The decreases reflect the decreasing cash balances available for investment, lower interest rates and the collection of the Mita receivable in fiscal 2002 discussed in Item 3. Interest expense was nominal in all fiscal years presented.

Pre-tax Earnings from Continuing Operations, Income Taxes and Minority Interest

        As a result of the above factors, losses from continuing operations before income taxes and minority interest were $4,036,000, $2,778,000 and $3,568,000 in fiscal 2003, 2002 and 2001, respectively. The income tax benefit of $49,000 in fiscal 2003 is primarily attributable to adjusting prior year estimates to actual amounts paid. The tax provisions of $1,319,000 and $3,273,000 in fiscal 2002 and 2001, respectively, are primarily due to an increase in the valuation allowance on deferred tax benefits associated with the net operating loss carryforwards ("NOLs") in Japan and the U.S. to reflect the uncertainty of the Company being able to utilize the NOLs before they expire.

        As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations. The earnings (loss) from Venture's operations was $170,000, ($2,279,000) and $23,000 in fiscal 2003, 2002 and 2001, respectively. The $1,152,000 loss on disposal of discontinued operations in 2002 comprises the writeoff of the Company's remaining goodwill related to Venture in the amount of $1,083,000 plus the estimated shutdown costs.

Extraordinary Item

        In February 2003, the Company purchased the remaining 2.7% of GJ shares held by minority interests. The purchase price was 10 yen per share or approximately $19,000 in total. In accordance with Statement of Financial Accounting Standards No. 141, when the purchase price is less than the fair value of net assets acquired and there are no qualifying long-lived assets, including goodwill, to be written down, the excess is considered an extraordinary gain. Since the minority interest liability at the acquisition date was $467,000 and 2.7% of GJ's qualifying long-lived assets were not material, the difference of $448,000 is shown as an extraordinary item in fiscal year 2003. See Note 9 of Notes to Consolidated Financial Statements.

Litigation

        There is no material litigation pending against the Company. The following cases, which have been settled, involved material claims asserted against the Company:

        Hamma v. Gradco Systems Inc. et al.    On December 17, 1998, following a federal District Court decision finding that Gradco was liable to Mr. Hamma and Tenex, his transferee, for undetermined damages in connection with their release in 1982 of obligations of Gradco under an agreement providing royalties based on Gradco revenue from Hamma inventions, the parties settled the matter before completion of the damages trial and any appeals. Pursuant to such settlement, Gradco paid $3,000,000 in cash at the date of closing, $1,000,000 on November 15, 1999 and $1,000,000 on November 15, 2000.

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

Liquidity and Capital Resources

        Working capital at March 31, 2003 decreased by $1,067,000 to $3,319,000, from the amount of $4,386,000 at March 31, 2002, primarily as a result of the loss from operations, partially offset by favorable currency translation adjustments and the amortization and disposal of non-current assets during the year.

        Net cash of $0.7 million, $4.9 million and $2.8 million was used in operations in fiscal 2003, 2002 and 2001, respectively, primarily to cover operating losses. The Company has been able to meet its liquidity requirements primarily through its cash balances. The Company's ability to generate cash from operations will be dependent upon management's ability to increase revenues and control costs.

        Net cash used in investing activities for the purchase of property and equipment and GJ's minority interest shares was $0.1 million in fiscal 2003. Net cash provided by investing activities in fiscal 2002 was $0.6 million, primarily representing the redemption of life insurance policies. Net cash provided by investing activities in fiscal 2001was $0.9 million consisting of $1.0 million provided by redemption of investments less $0.1 million used for acquisition of property and equipment.

        Net cash used in financing activities was $0.6 million representing $0.4 million provided from the proceeds of a short-term loan, offset by $1.0 million pledged to secure the loan. Net cash used in financing activities was $0.1 million and $0.4 million in fiscal 2002 and 2001, respectively, representing the purchase of 3,030 shares and 8,547 shares of treasury stock in the respective fiscal years.

        Exchange rate changes associated with a stronger yen in fiscal 2003 caused an increase of $0.3 million in cash, and decreases of $0.3 million and $1.1 million in cash was caused by a weakening yen in fiscal years 2002 and 2001, respectively. At March 31, 2003, the Company had approximately $3.0 million in Japanese banks.

        At March 31, 2003, the Registrant had $3.7 million in cash, of which $1.0 million is pledged as security for a short-term note payable to bank in the amount of 50 million yen (approximately $0.4 million), and no long-term debt. Under the borrowing arrangement with the bank, another 50 million yen can be borrowed. Management believes that its cash and available credit are adequate for its short term needs. The Company believes its long term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interests rates. The Registrant is exposed to certain levels of market risks, especially changes in foreign currency exchange rates. Interest rates currently have little effect on the Registrant since it has only a minor amount of short-term debt.

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

Item 9.    Disagreements in Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        (a)   The following table sets forth the name of each director and executive officer of the Registrant, and the nature of all positions and offices with the Registrant held by him at present. Unless otherwise indicated, the term of office of all directors and executive officers expires at the next annual meeting of stock-holders of the Registrant, which is expected to be held in September 2003.

Name	Position
Martin E. Tash	Chairman of the Board, President and Chief Executive Officer
Harland L. Mischler	Executive Vice President, Chief Financial Officer and Director
Bernard Bressler	Secretary, Treasurer and Director
Robert J. Stillwell	Director
Thomas J. Burger	Director
Masakazu (Mark) Takeuchi	Director of Registrant; Chairman of the Board and Director of GJ*

*
Term expires at ordinary general shareholders meeting of GJ for fiscal 2004.

        (b)   The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name	Business Experience
Martin E. Tash, Age 62	Mr. Tash has been Chairman of the Board and Chief Executive Officer of the Registrant since October 1990, and President of the Registrant since October 1991. Until June 1998 Mr. Tash was also Chairman of the Board and President of Plenum Publishing Corporation, a position he had held since July 1977. After the sale of Plenum to a third party Mr. Tash resigned.
Harland L. Mischler, Age 71
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

Bernard Bressler, age 75
Mr. Bressler has been Secretary and director of the Registrant since October 1990 and Treasurer of the Registrant since April 1992. He has been a practicing attorney since 1952, and is presently a member of the firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. Mr. Bressler was also a director of Plenum Publishing Corporation until its sale.
Robert J. Stillwell, age 67
Mr. Stillwell has been a director of the Registrant since October 1991. Mr. Stillwell owns and operates the Robert J. Stillwell Agency, Inc., an independent life and health insurance agency which he founded over 30 years ago. He also owns and operates Nationwide Property Management, which handles diverse real estate investments. In 1985, Mr. Stillwell founded and is the principal owner of Service Concepts Unlimited, Inc. Mr. Stillwell is a director of Crusader Savings Bank located in Rosemont, Pennsylvania.
Thomas J. Burger, age 56
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
Masakazu (Mark) Takeuchi, age 66
Mr. Takeuchi has been a director of the Registrant since September 1997. He has been Chairman of the Board of GJ since July 2002. He had been President and Chief Executive Officer of GJ since 1989 and a director of GJ since 1988. He is also President and a director of GU. He was Senior Vice President of Far East Operations and New Business Development of the Registrant from August 1988 to October 1990. Previously, from 1961, Mr. Takeuchi was employed by C. Itoh & Co. Ltd. in various positions.

Item 11.    Executive Compensation.

        (a)    Summary Compensation Table.

        The following table sets forth all compensation awarded to, earned by or paid to the following persons through June 30, 2003 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended March 31, 2003, 2002 and 2001: (1) the Registrant's Chief Executive officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended March 31, 2003 required to be disclosed in column (c) below exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus ($)(1)(2)	Securities Underlying Options(3)
Martin E. Tash(1) Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	95,000 125,000 125,000	— 1,667 3,334
Masakazu (Mark) Takeuchi(2) President, Gradco (Japan) Ltd.	2003 2002 2001	195,682 273,404 309,167	— — 2,600

(1)
With regard to Mr. Tash, the amounts shown in this column represent compensation for special services rendered as a director.

(2)
With regard to Mr. Takeuchi, the amounts shown in this column represent compensation for services as an executive officer of GJ. See note (1) in Item 10(a). All such compensation was paid in yen by GJ and is translated into dollars at each year's average annual exchange rates in the above table. When measured in yen the compensation was the same for fiscal 2001 and 2002 and was reduced by 32% in fiscal 2003.

(3)
Represents the number of shares of common stock issuable upon the exercise of options granted to the named officer pursuant to the 2000 Stock Option Plan (see below) during each fiscal year including options granted as a replacement for options originally granted under the Company's 1997 stock option plan. See 3(b)(i) and 3(b)(ii) below.

        (b)    Stock Option Plans.

          (i)    Gradco has a 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options which either do or do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Any officer, director or key employee of Gradco or any of its subsidiaries, in the discretion of the Stock Option Committee, may be designated to receive options under this plan. The 1988 Plan, which provided for the issuance of up to 11,667 shares of Gradco common stock upon exercise of stock options, was terminated on May 25, 1998 in accordance with its terms. Thus, no additional options may be granted thereunder, but the termination does not affect the validity of outstanding options. Currently, options for 250 shares are outstanding under the 1988 Plan.

          The Stock Option Committee, which administers the 1988 Plan, is appointed by the Board of Directors (the "Board"). Bernard Bressler and Robert J. Stillwell currently comprise the Stock Option Committee. Since no new options may be issued under the 1988 Plan, the Committee's powers under such Plan are limited to such administrative matters as may arise with regard to currently outstanding options.

          (ii)   On September 11, 1997, the Board adopted the Registrant's 1997 Stock Option Plan (the "1997 Plan") which provided for the grant of options which do not qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. In August 2000, the Board terminated the Plan and granted to option holders under such Plan options under the 2000 Plan under terms identical to the previously granted 1997 options.

          (iii)  In August 2000, the Board approved the adoption of a 2000 Stock Option Plan offering Incentive Stock Options ("ISO's") and Non-Qualified Stock Options ("NQSO's"). This Plan was approved by the Registrant's stockholders at the annual meeting held on September 22, 2000. The plan provided for 23,334 shares and the Board reserved 8,917 shares to replace NQSO's previously granted under the 1997 plan. As of June 30, 2003 there are 9,920 options outstanding under this plan owned by employees of the Company. The plan is administered by the Board of Directors. Including options replacing options previously granted under the 1997 Stock Option Plan, options for 7,601 shares were granted to executive officers named in the Summary Compensation Table (above) under the 2000 Stock Option Plan and no options were exercised by said executive officers under either stock option plan.

        The following table sets forth the number of shares underlying unexercised options held by the foregoing executive officers at March 31, 2003 together with the value of such options as of March 31, 2003.

UNEXERCISED OPTIONS AT FISCAL YEAR-END

Name	Number of Securities Unexercised at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/ Unexercisable ($)
Martin E. Tash	4,168 / 833	None
Masakazu (Mark) Takeuchi(1)	2,300 / 300	None

(1)
Mr. Takeuchi is the Chief Executive Officer of Gradco (Japan) Ltd.

        (c)    Retirement Plan (GJ).

        In June 1994, GJ adopted a retirement plan providing that, subject to approval by GJ's shareholders at the time of proposed payment, a retirement allowance be paid by GJ to a member of GJ management who retires after his term of office or by reason of reaching his mandatory retirement age. The amount of the retirement allowance was determined by a formula multiplying (1) the monthly salary at the time of retirement, by (2) the number of years served, by (3) a factor which varied depending upon the office held by the eligible individual. Mr. Takeuchi is eligible for a payment under this Plan upon his retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to him an amount equal to 80% of his vested benefit at year end. The loan, which bears interest at a nominal rate, must be repaid at the time of retirement when the accrued benefit will be paid. Mr. Takeuchi's vested benefit is ¥103,000,000 ($857,000) at March 31, 2003. The deferred benefit obligation is shown net of the ¥82,000,000 ($682,000) loan on the Company's Consolidated Balance Sheet and is combined with $153,000 due to employees.

        (d)    Compensation of Directors.

        Each director who is not also an officer receives a fee of $1,250 for each quarter in a fiscal year during which he serves in such position. Accordingly, Mr. Stillwell and Mr. Burger each received $5,000 for the 2003 fiscal year.

        Martin E. Tash (the Registrant's President and Chairman of the Board) received $95,000 in cash for special services rendered to the Registrant as a director during the fiscal year ended March 31, 2003. This amount is included in the Summary Compensation Table in Item 11(a) above.

        HLM Capital Resources, Inc., a closely-held corporation controlled by Harland L. Mischler (the Registrant's Executive Vice President and Chief Financial Officer) received $70,000 in cash for providing to the Registrant special services rendered by Mr. Mischler as a director during the fiscal year ended March 31, 2003.

        All directors (and Messrs. Tash, Mischler and Bressler in their capacity as officers as well) are eligible to receive options under the 2000 Stock Option Plan. See table in Item 10(b) as to options held by Messrs. Tash and Takeuchi as of March 31, 2003. As of that date, Mr. Mischler held options for 1,534 shares and Messrs. Stillwell and Burger each held options for 250 shares.

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

        (f)    Compensation Committee Interlocks and Insider Participation.

        The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended March 31, 2003, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Harland L. Mischler and Bernard Bressler (who are members of the Board).

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        (a)   The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of June 30, 2003 based on 229,026 shares of Common Stock, no par value, outstanding as of such date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Common Stock, no par value	Martin E. Tash	12,386	(2)	5.3%
Common Stock, no par value	Larry Callahan c/o Huntleigh Securities Corporation 7800 Forsyth Blvd., 5th Floor St. Louis, MO 63105	22,790	(3)	10.0%
Common Stock, no par value	Bradley R. Peyton Claudia C. Peyton, Madeline J. Peyton, Eric B. Peyton. David J. Peyton, and Claudia C. Peyton 2932 NW 104th Street Urbandale, IA 50322	18,471	(4)	8.1%
Common Stock, no par value	Mitchell Partners, L.P. and James E. Mitchell c/o James E. Mitchell General Partner 3187-D Airway Avenue, Costa Mesa, CA 92626	16,344	(5)	7.1%

(1)
All numbers reflect a reverse stock split of one share for thirty effective October 2002.

(2)
Includes 2,832 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 2,885 shares owned by Mr. Tash jointly with his wife and 2,501 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 4,168 shares of the Registrant's stock.

(3)
As set forth in Schedule 13G/A, dated August 1, 2002, Larry Callahan is the beneficial owner of 22,790 shares of common stock.

(4)
As set forth in Amendment No. 1 to Schedule 13D, dated October 4, 2001, James E. Mitchell is the sole general partner of Mitchell Partners with sole control over all matters relating to investment and voting control. Mitchell Partners is in the securities investment business. Mitchell Partners owns 16,277 shares and James E. Mitchell owns 67 shares all of which are subject to the sole power to vote and sole power to dispose of James E. Mitchell.

(5)
Pursuant to Schedule 13G filed December 4, 2002 filed jointly as a group the following ownership of dispositive and voting power was disclosed:

Madeline J. Peyton	2,000
Eric B. Peyton	2,000
David J. Peyton	2,000
Leslie J. Peyton	2,000
Claudia C. Peyton & Bradley R. Peyton as JTWRS	4,200

        In addition the Company has been advised that Bradley and Claudia Peyton have purchased 6,271 additional shares in the joint account as of June 30, 2003.

        (b)   The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation Table in Item 11(a), and all officers and directors as a group (6 persons), as of June 30, 2003.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Common Stock, no par value	Martin E. Tash	12,386	(2)	5.3%
	Harland L. Mischler	3,065	(3)	1.3%
	Bernard Bressler	976	(4)	*
	Robert J. Stillwell	1,029	(5)	*
	Thomas J. Burger	250	(6)	*
	Masakazu (Mark) Takeuchi	2,300	(6)	*
	All Executive Officers and Directors as a Group (comprising the 6 persons shown above)	20,006	(7)	8.5%

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

(2)
Includes 2,832 shares owned by Mr. Tash under a private profit sharing plan for the benefit of Mr. Tash who is the trustee and sole lifetime beneficiary and retains voting power, 2,885 shares owned by Mr. Tash jointly with his wife and 2,501 shares owned directly by Mr. Tash. Also includes currently exercisable options granted to Mr. Tash to purchase 4,168 shares of the Registrant's stock.

(3)
Includes 1,731 shares owned directly by HLM Capital Resources, Inc., a private investment and holding corporation, of which Mr. Mischler is President, Chairman and major shareholder, and 567 shares owned directly by Mr. Mischler. Also includes currently exercisable options granted to Mr. Mischler to purchase 767 shares of the Registrant's stock.

(4)
Includes 88 shares held by Mr. Bressler's wife. Mr. Bressler disclaims beneficial ownership of the shares owned by his wife.

(5)
Includes 904 shares held for Mr. Stillwell in an individual retirement account, and 125 shares which may be acquired upon the exercise of currently exercisable options.

(6)
Represents shares which may be acquired upon the exercise of currently exercisable options.

(7)
The number of shares and percentage owned includes 7,610 shares which may be acquired through exercise of currently exercisable options held by certain of such persons individually named. The number of outstanding shares used in computing the percentage of ownership by the group includes such shares.

Item 13.    Certain Relationships and Related Transactions

        Bernard Bressler, Secretary, Treasurer and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 2003 fiscal year, the Registrant paid legal fees and expenses of $41,877.10 to such firm.

Item 14.    Evaluation of Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report, the Company's officers including the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 and the rules thereunder.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. However, the Company received a letter dated July 2, 2003 from Grant Thornton LLP expressing its opinion as to a material weakness involving the adequacy of the communication and coordination between GJ and senior management of the Registrant as it pertains to the classification and recording of accounting transactions. The Audit Committee will carefully review the issue and discuss it with both Grant Thornton LLP and management. Without accepting or rejecting Grant Thornton LLP's conclusions, the Audit Committee will begin the process of gathering information which addresses the issue raised to study what corrective action, if any, is warranted.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

        (b)   8-K Reports—None

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
10.18	Agreement among Gradco (Japan) Ltd., Gradco (USA) Inc., and Xerox Canada Ltd. dated as of August 17, 1995, incorporated by reference from Form 10-K for fiscal year ended March 31, 1996, Exhibit 10.19.
22	List of Significant Subsidiaries
(i) Gradco (Japan) Ltd. (Japan)
(ii) Gradco (USA) Inc. (California)
23	Consent of Independent Certified Public Accountants
99.1	Section 906 Certification, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Releases No. 33-8212, 34-47551

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2003

GRADCO SYSTEMS, INC.

By:	/s/ MARTIN E. TASH Martin E. Tash Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN E. TASH Martin E. Tash	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 11, 2003
/s/ HARLAND L. MISCHLER Harland L. Mischler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	July 11, 2003
/s/ BERNARD BRESSLER Bernard Bressler	Secretary, Treasurer and Director	July 11, 2003
/s/ ROBERT J. STILLWELL Robert J. Stillwell	Director	July 11, 2003
/s/ THOMAS J. BURGER Thomas J. Burger	Director	July 11, 2003
/s/ MARK TAKEUCHI Mark Takeuchi	Director	July 11, 2003

CERTIFICATION OF CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin E. Tash, Chairman of the Board, President and Chief Executive Officer, certify that:

        1.     I have reviewed this annual report on Form 10-K of Gradco Systems, Inc;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ MARTIN E. TASH Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harland L. Mischler, Executive Vice President and Chief Financial Officer, certify that:

        1.     I have reviewed this annual report on Form 10-K of Gradco Systems, Inc;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ HARLAND L. MISCHLER Executive Vice President and Chief Financial Officer

FORM 10-K—ITEM 14(a)

GRADCO SYSTEMS, INC.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        (1)   Financial Statements:

        (2)   Financial Statement Schedule:

II—Valuation and Qualifying Accounts	S-20

        All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
    of Gradco Systems, Inc.

        We have audited the accompanying consolidated balance sheets of Gradco Systems, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gradco Systems, Inc. as of March 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company generated a net loss of $3,324,000 and $7,485,000 for the years ended March 31, 2003 and 2002, and used cash in operations of $707,000 and $4,868,000, respectively. The Company has also experienced a significant reduction in its sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited Schedule II for the years ended March 31, 2003, 2002 and 2001. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Irvine, California
July 2, 2003

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,719	$3,597
Restricted cash	1,000	—
Accounts receivable, less allowance for doubtful accounts of $212 and $175, respectively	4,092	6,242
Inventories, less allowance for obsolescence of $354 and $228, respectively	714	964
Prepaid expenses and refundable deposits	438	281

Total current assets	8,963	11,084
Property and equipment, net	160	229
Cash surrender value of life insurance	251	278
Other assets	1,270	3,074

	$10,644	$14,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,372	$2,059
Note payable to bank	416	—
Notes payable to suppliers	3,350	3,238
Accrued expenses	166	1,004
Income taxes payable	261	338
Net liabilities of discontinued operations	79	59

Total current liabilities	5,644	6,698
Deferred compensation obligation	328	245
Minority interest	—	492
Commitments and contingencies (Note 12)	—	—
Shareholders' equity:
Preferred stock, no par value; authorized 7,500,000 shares, none issued	—	—
Common stock, no par value; authorized 30,000,000 shares, issued 264,205 shares; outstanding 229,026 and 229,710 shares, respectively	46,454	46,454
Accumulated deficit	(42,225)	(38,901)
Accumulated other comprehensive income	2,112	1,344
Less cost of common stock in treasury, 35,179 and 34,495 shares, respectively	(1,669)	(1,667)

Total shareholders' equity	4,672	7,230

	$10,644	$14,665

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the years ended March 31,
	2003	2002	2001
Revenues:
Net sales	$17,082	$22,355	$32,805
Development engineering services	517	522	5,509
Licenses and royalties	15	301	954

	17,614	23,178	39,268

Costs and expenses:
Cost of sales	14,671	18,191	23,943
Research and development	1,508	2,355	9,178
Selling, general and administrative	5,329	5,837	7,222
Foreign currency transaction losses (gains)	161	(110)	(293)
DuBois litigation settlement	—	—	3,200

	21,669	26,273	43,250

Loss from operations	(4,055)	(3,095)	(3,982)
Interest expense	(5)	(1)	(1)
Interest income	24	318	415

Loss from continuing operations before income taxes and minority interest	(4,036)	(2,778)	(3,568)
Income tax expense (benefit)	(49)	1,319	3,273
Minority interest	(45)	(43)	(84)

Loss from continuing operations	(3,942)	(4,054)	(6,757)
Income (loss) from discontinued operations	170	(2,279)	23
Loss on disposal of discontinued operations	—	(1,152)	—

Loss before extraordinary item	(3,772)	(7,485)	(6,734)
Extraordinary item:
Gain on purchase of minority interest	448	—	—

Net loss	$(3,324)	$(7,485)	$(6,734)

Basic and diluted earnings (loss) per common share:
From continuing operations	$(17.19)	$(17.62)	$(28.53)
From discontinued operations	.74	(14.91)	.10

Loss before extraordinary items	(16.45)	(32.53)	(28.43)
Extraordinary item	1.95	—	—

Net loss	$(14.50)	$(32.53)	$(28.43)

Weighted average shares outstanding, basic and diluted	229,268	230,105	236,825

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock
			Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Total
Balance at March 31, 2000	264,205	$46,164	$(24,682)	$3,240	$(1,255)	$23,467
Components of comprehensive income:
Net loss	—	—	(6,734)	—	—	(6,734)
Translation adjustments	—	—	—	(1,258)		(1,258)
Comprehensive loss						(7,992)
Stock-based compensation	—	290	—	—	—	290
Purchase of treasury stock	—	—	—	—	(361)	(361)

Balance at March 31, 2001	264,205	46,454	(31,416)	1,982	(1,616)	15,404
Components of comprehensive income:
Net loss	—	—	(7,485)	—	—	(7,485)
Translation adjustments	—	—	—	(638)		(638)
Comprehensive loss						(8,123)
Purchase of treasury stock	—	—	—	—	(51)	(51)

Balance at March 31, 2002	264,205	46,454	(38,901)	1,344	(1,667)	7,230
Components of comprehensive income:
Net loss	—	—	(3,324)	—	—	(3,324)
Translation adjustments	—	—	—	768	—	768
Comprehensive loss						(2,556)
Purchase of treasury stock	—	—	—	—	(2)	(2)

Balance at March 31, 2003	264,205	$46,454	$(42,225)	$2,112	$(1,669)	$4,672

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(3,942)	$(4,054)	$(6,757)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	61	82	106
Amortization	756	(323)	(347)
Unrealized foreign currency transaction gains	—	(155)	(409)
Deferred income taxes	—	1,133	3,104
Provision for losses on accounts receivable	43	109	4
Provision for inventory write-down	303	291	105
Loss on sale of property and equipment	65	28	69
Stock-based compensation	—	—	290
Installment portion of litigation settlement	—	—	(1,000)
Minority interest	(45)	(43)	(84)
Decrease (increase) in accounts receivable	2,625	5,320	(2,453)
Decrease (increase) in inventories	31	(484)	(281)
(Increase) decrease in prepaid expenses and refundable deposits	(129)	53	(142)
Decrease (increase) in other assets	1,487	768	(1,437)
(Decrease) increase in accounts payable	(869)	(4,508)	2,844
(Decrease) increase in notes payable to suppliers	(225)	(3,047)	2,916
(Decrease) increase in accrued expenses	(846)	(13)	490
(Decrease) increase in income taxes payable	(78)	310	241
Increase (decrease) in other liabilities	56	(335)	(62)

Total adjustments	3,235	(814)	3,954

Net cash used in operating activities	(707)	(4,868)	(2,803)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(25)	(85)
Proceeds from sale of property and equipment	6	6	—
Purchase of minority interest shares	(19)	—	—
Redemption of life insurance policies	—	573	—
Redemption of investments	—	—	1,000

Net cash (used in) provided by investing activities	(55)	554	915

Cash flows from financing activities:
Proceeds from issuance of note payable to bank	416	—	—
Cash pledged as security for note payable to bank	(1,000)	—	—
Acquisition of treasury stock	(2)	(51)	(361)

Net cash used in financing activities	(586)	(51)	(361)

Effect of exchange rate changes on cash	280	(333)	(1,140)

Net decrease in cash and cash equivalents from continuing operations	(1,068)	(4,698)	(3,389)
Net increase (decrease) in cash from discontinued operations	190	504	(1,028)

Net decrease in cash and cash equivalents	(878)	(4,194)	(4,417)
Cash and cash equivalents at beginning of year	3,597	7,791	12,208

Cash and cash equivalents at end of year	$2,719	$3,597	$7,791

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$5	$1	$1
Income taxes	$29	$(124)	$(90)

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Gradco Systems, Inc. (the "Company") is a holding company which conducts its operations principally through its wholly-owned subsidiaries Gradco (Japan) Ltd. ("GJ") and Gradco (USA) Inc. ("GU") and its majority-owned subsidiary Gradco Technology Ltd. ("GTL"). GJ and GU design, develop, produce (by contract) and market on a worldwide basis, intelligent paper handling devices for office copiers, computer controlled printers and facsimile machines. GTL develops other technical and non-technical business opportunities. The Company's other wholly-owned subsidiary Venture Engineering, Inc. ("Venture") was substantially closed during fiscal 2002. Its operations have been classified as discontinued operations in the accompanying consolidated financial statements (see Note 3).

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

        Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables. International copier manufacturers comprise a significant portion of the Company's customer base. At March 31, 2003, approximately 45% of trade accounts receivable was due from Xerox related entities.

Inventories

        Inventories at GJ and GU consist of materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. The Company has certain contractual commitments to make spare parts available for purchase for up to six years after the end of a production cycle. Inventories at GTL consist primarily of materials and supplies used in its ice cream business. Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market (net realizable value). The Company provides a reserve for excess and obsolete inventory to reduce the carrying value to its net realizable value. The inventory reserve is determined by analysis of customers' current orders as well as future forecasts and spare part commitment requirements.

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

Revenue Recognition

        Revenues from product sales ("net sales") are recorded as units or spare parts are shipped since the terms of the Company's sales contracts are "FOB ex-factory". Revenues from development engineering services and research and development contracts are recognized as earned, which generally occurs as services are performed. Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

Research and Development Expenses

        Research and development expenses incurred on behalf of OEM customers and internal research and development are reflected in research and development expense. These expenses amounted to $1,508,000, $2,355,000 and $9,178,000 in the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Net Earnings (loss) Per Share—(EPS)

        Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There is no difference in average shares outstanding between diluted and basic in fiscal years 2003, 2002 and 2001 because there were net losses. Potentially dilutive securities that were excluded from the computation of earnings (loss) per share were 10,170, 15,100, and 15,483, in 2003, 2002, and 2001, respectively. For all periods presented, the net earnings available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings stated in the Consolidated Statements of Operations.

Stock-Based Compensation

        The Company accounts for stock-based compensation as prescribed by APB Opinion No. 25, Accounting for Stock issued to Employees, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148") that supercedes SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Accordingly, no compensation cost has been recognized on the Incentive Stock Options. Had compensation cost been determined consistent with SFAS 148, there would have been no change in results of operations for the periods presented.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred tax assets when management cannot determine that it is now more likely than not that the deferred assets will be realized.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)". Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based employee compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Since the Company has not adopted the fair value based method of accounting for stock-based employee compensation that is permitted, but not mandated, by SFAS 148, the adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

        The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements of the Interpretation are effective for annual financial statements after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

        The implementation of these pronouncements in fiscal 2003 did not have a material impact on the Company's financial position or results of operations.

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

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon growth of revenues and the success of future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

        Information relating to the discontinued operations of Venture is as follows (dollars in thousands):

	For the years ended March 31,
	2003	2002	2001
Net sales	$84	$5,564	$10,975
Development engineering services	—	113	997

	84	5,677	11,972

Cost of sales	—	6,112	9,045
Research and development	—	243	1,317
Selling, general and administrative	(86)	1,571	1,568
Interest, net	—	29	20

	(86)	7,955	11,950

Income (loss) before income taxes	170	(2,278)	22
Income tax expense (benefit)	—	1	(1)

Income (loss) from discontinued operations	$170	$(2,279)	$23

        The net assets (liabilities), excluding cash of $25,000 and $116,000 as of March 31, 2003 and 2002, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of March 31, 2003 and 2002 are as follows (dollars in thousands):

	March 31, 2003	March 31, 2002
Accounts receivable, net	$—	$55
Other assets	—	30
Accounts payable	(76)	(61)
Accrued expenses	—	(10)
Income taxes payable	(3)	(5)
Estimated costs related to disposal	—	(68)

Net liabilities of discontinued operations	$(79)	$(59)

NOTE 4—REVERSE STOCK SPLIT

        The Board of Directors authorized a one-for-thirty reverse stock split of the Company's common stock, which was approved by the shareholders on September 27, 2002. This decreased the number of common shares issued to 264,205. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect the reverse stock split.

NOTE 5—RESTRICTED CASH AND SHORT TERM BORROWING ARRANGEMENTS

        GJ borrowed 50 million yen in February 2003, which is collateralized by a $1,000,000 time deposit. The note payable to bank is due in August 2003 and bears interest at a rate of 1.875% per annum. The balance on this note is $416,000 at March 31, 2003. GJ can draw down approximately 50 million yen more under this financing agreement.

        Notes payable to suppliers are non-interest bearing and have payment terms of 90 days.

NOTE 6—DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

	March 31,
	2003	2002
	(In Thousands)
Inventories are summarized as follows:
Raw materials	$306	$217
Finished goods	762	975
Allowance for obsolescence	(354)	(228)

Net inventories	$714	$964

Property and equipment, at cost, are summarized as follows:
Office, shop and automotive equipment	$165	$175
Computer equipment	527	531
Leasehold improvements	151	156
Tooling	1,518	2,178

	2,361	3,040
Accumulated depreciation and amortization	(2,201)	(2,811)

	$160	$229

Other assets are summarized as follows:
Non-Refundable Tooling Advances	$614	$2,119
Deposits	282	456
Investments	175	249
Canon license	167	193
Distribution license for Dippin' Dots ice cream	32	57

	$1,270	$3,074

NOTE 7—TREASURY STOCK

        In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999. That program authorizes the Company to purchase up to 66,667 common shares (two million shares pre-split) from time to time on the open market. The Company purchased 684, 3,030 and 8,547 shares at aggregate costs of $2,000, $51,000 and $361,000 during fiscal years 2003, 2002 and 2001, respectively.

NOTE 8—INCOME TAXES

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Year
	2003	2002	2001
Current
Foreign	$(49)	$11	$19
Federal	(2)	(8)	6
State	2	183	144
Deferred
Foreign	—	70	2,847
Federal	—	1,063	257

Total	$(49)	$1,319	$3,273

        The foreign provision for all years primarily reflects GJ's income taxed in Japan.

        Reconciliations of the applicable statutory U.S. federal income tax rate of 35% to the effective tax rates on earnings (loss) are as follows:

	Fiscal Year
	2003	2002	2001
Tax provision (benefit) at U.S. statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, less federal benefit	—	(3.3)	2.6
Foreign tax expense	21.3	27.1	24.5
Stock-based compensation	—	—	2.8
Change in valuation allowance	13.5	58.4	93.2
Other	(1.0)	0.3	3.6

	(1.2)%	47.5%	91.7%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2003	2002
Deferred tax assets
Retirement benefits	$361	$323
Tax loss carryforwards	13,194	13,953
Valuation allowance	(13,555)	(14,276)

	$—	$—

        At March 31, 2003, the Company had federal net operating loss carryforwards ("NOLs") for tax reporting purposes of $26,900,000 which will expire in 2004 through 2023 if not utilized. These NOLs are utilizable by Gradco Systems, Inc. and its subsidiary, GU. GJ and its subsidiary also have NOLs in the amount of 1,158,419,000 yen ($9,637,000) which will expire in 2004 through 2008 if not utilized. At this time it is not deemed likely that these NOLs can be utilized and therefore a valuation allowance has been established. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

        The Company does not provide for U.S. income taxes on undistributed foreign earnings considered permanently invested in its Japanese operations. At March 31, 2003, the Company's share of such undistributed foreign earnings totaled $11,000,000. Foreign withholding taxes of approximately $1,100,000 would be due upon remittance of these earnings.

NOTE 9—EXTRAORDINARY ITEM

        In February 2003, the Company purchased the remaining 2.7% of GJ shares held by minority interests. The purchase price was 10 yen per share or approximately $19,000 in total. In accordance with SFAS No. 141, when the purchase price is less than the fair value of net assets acquired and there are no qualifying long-lived assets, including goodwill, to be written down, the excess is considered an extraordinary gain. Since the minority interest liability at the acquisition date was $467,000 and 2.7% of GJ's qualifying long-lived assets were not material, the difference of $448,000 is presented as an extraordinary gain in the consolidated statement of operations for the year ended March 31, 2003. The extraordinary gain was not presented net of tax because the transaction does not constitute a taxable event.

NOTE 10—RELATED PARTY TRANSACTIONS

        Bernard Bressler, Secretary, Treasurer and a director of the Company, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Company. During fiscal year 2003, 2002 and 2001, the Company paid legal fees and expenses of $42,000, $50,000 and $173,000, respectively, to such firm.

NOTE 11—EMPLOYEE BENEFITS

        In August 2000, the Board of Directors of the Company approved the adoption of the 2000 Stock Option Plan (the "2000 Plan") offering Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The 2000 Plan was approved by the Company's shareholders at the annual meeting held on September 22, 2000. A maximum of 23,334 shares of the Company's common stock have been reserved for issuance pursuant to the 2000 Plan. Options may be granted only to officers, key employees, directors or consultants of the Company or any of its subsidiaries. The Board reserved options for 8,917 shares to replace NQSOs issued and still outstanding under the 1997 Stock Option Plan (the "1997 Plan") which was terminated at that time. The replacement options carried terms identical to the previously issued options. Under the 1997 Plan, options for 10,400 shares were granted during September 1997 at an exercise price below fair market value of the common stock on the date of grant. This difference was recorded ratably as compensation expense during the period September 1997 through February 2001, the vesting period of the options. Stock-based compensation expense of $290,000 is included in selling, general and administrative expenses for the year ended March 31, 2001. Options for 5,117 and 4,167 were granted during fiscal year 2002 and 2001, respectively, at prices equal to the fair market value at the dates of grant. No options were granted in fiscal year 2003.

        The Company's 1988 Stock Option Plan has 250 options outstanding which will expire in October 2003.

        The following table summarizes stock option activity:

	Number	Weighted Average Exercise Price
Outstanding March 31, 2000	14,883	$86.40
Granted	4,167	48.60
Expired or cancelled	(3,567)	136.50

Outstanding March 31, 2001	15,483	64.80
Granted	5,117	11.70
Expired or cancelled	(5,500)	78.00

Outstanding March 31, 2002	15,100	42.00
Expired or cancelled	(4,930)	42.31

Outstanding March 31, 2003	10,170	$41.85

        Of the options outstanding at March 31, 2003, 2002 and 2001, options to purchase 7,962, 8,821 and 11,400 shares, respectively, were exercisable at weighted average prices of $48.58, $42.00 and $70.50 per share, respectively.

        The following table summarizes information concerning currently outstanding and exercisable stock options as of March 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.90	3,451	8.4	$9.90	1,726	$9.90
45.00	968	7.5	45.00	485	45.00
60.00	5,501	4.5	60.00	5,501	60.00
71.25	250	0.5	71.25	250	71.25

	10,170			7,962

        The Company's Japanese subsidiary had a retirement plan for its management which provided for a lump sum payment to be made to each eligible individual at his retirement date. The payment was based on a formula that factored in length of service, position held and salary at the time of retirement. In an effort to reduce operating expenses in future years, GJ management agreed to terminate the retirement plan at the end of fiscal year 2000. In return, the Company and GJ agreed to vest the then due amount to be paid upon actual retirement and GJ agreed to loan to each individual an amount equal to 80% of his vested benefit. The remaining loan of 82 million yen ($682,000 at March 31, 2003), bears interest at a nominal rate and must be repaid at the time of retirement when the accrued benefit will be paid. The Company has recorded the loan as a reduction of the deferred compensation obligation, which totaled $328,000 and $245,000 at March 31, 2003 and 2002 respectively

        The Company's domestic subsidiary has a 401(k) employee benefit plan. All employees are eligible for the plan upon the completion of one month of service with the Company. As part of the plan, the Company may match a portion of employee contributions or make an additional contribution contingent upon the Company's annual earnings performance. In fiscal years 2003, 2002 and 2001, the Company contributed $3,000, $31,000 and $25,000, respectively, to the plan.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities and certain equipment under non-cancelable leases. Under the lease agreements for its facilities, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments. Future minimum lease payments at March 31, 2003, under non-cancelable facility and equipment leases with remaining lease terms in excess of one year are as follows:

Year ending March 31,
2004	$100,000
2005	69,000
2006	44,000
2007	22,000
Thereafter	—

$235,000

        Rent expense was approximately $614,000, $682,000 and $759,000 for fiscal years 2003, 2002 and 2001, respectively.

        There is no material litigation pending against the Company. The following case, which has been settled, involved material claims asserted against the Company:

        DuBois v. Gradco Systems Inc. et al.    The federal case brought against the Company and its (now former) president, Keith Stewart, in the U.S. District Court in Connecticut by R. Clark DuBois, a former employee of the Company, was settled before trial in September 2000. Pursuant to such settlement, Gradco paid $3,200,000 to Mr. DuBois. The $3.2 million settlement or $13.51 per share, was charged to expense in the second quarter of fiscal year 2001. Because the Company has substantial net operating loss carryforwards for federal tax purposes, no tax benefits were recognized as a result of this charge.

NOTE 13—SEGMENT INFORMATION

        The majority of the Company's operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market. Two of the Company's subsidiaries, GJ and GU operate in this segment. Gradco Belgium ("GJB"), S.C. (a wholly-owned subsidiary of GJ) was also in this segment, but was closed during fiscal 2003. The operations of GJB were nominal and therefore have not been segregated into discontinued operations.

GTL, whose operations are focused on developing markets for new technologies and products, including those of Dippin' Dots Ice Cream, accounts for the remainder (in thousands).

	Paper Handling Devices	New Technology/ Products	Corporate	Discontinued Operations	Intersegment & Corporate Eliminations	Consolidated
Fiscal Year 2003
Revenues	$15,554	$2,060	$—	$—	$—	$17,614
Interest income	273	—	1	—	(250)	24
Interest expense	(5)	—	(250)	—	250	(5)
Depreciation and amortization	779	38	—	—	—	817
Extraordinary gain	—	—	448	—	—	448
Income tax expense (benefit)	4	1	(54)	—	—	(49)
Net earnings (loss)	(3,112)	(212)	(170)	170	—	(3,324)
Assets	24,462	662	5,312	25	(19,817)	10,644
Fiscal Year 2002
Revenues	$20,711	$2,467	$—	$—	$—	$23,178
Interest income	567	—	1	—	(250)	318
Interest expense	(1)	—	(250)	—	250	(1)
Depreciation and amortization	93	44	(378)	—	—	(241)
Income tax expense	318	1	1,000	—	—	1,319
Net loss	(1,842)	(1,103)	(1,109)	(3,431)	—	(7,485)
Assets	28,075	970	5,400	116	(19,896)	14,665
Fiscal Year 2001
Revenues	$36,596	$2,813	$—	$—	$(141)	$39,268
Interest income	600	—	40	—	(225)	415
Interest expense	(1)	—	(225)	—	225	(1)
Depreciation and amortization	76	40	(357)	—	—	(241)
DuBois litigation settlement	—	—	3,200	—	—	3,200
Income tax expense	3,056	1	216	—	—	3,273
Net earnings (loss)	(1,380)	(1,275)	(4,103)	24	—	(6,734)
Assets	42,093	1,091	7,577	2,273	(21,045)	31,989

        Geographic data follows (in thousands):

	United States	Japan	Belgium	Consolidated
Fiscal Year 2003
Revenues	$5,956	$11,602	$56	$17,614
Long-lived assets	36	1,645	—	1,681
Fiscal Year 2002
Revenues	$8,991	$14,108	$79	$23,178
Long-lived assets	53	3,525	3	3,581
Fiscal Year 2001
Revenues	$19,281	$19,928	$59	$39,268
Long-lived assets	73	5,154	5	5,232

        The Company had sales to major customers (in excess of 10% of revenues) in each fiscal year as follows:

	Fiscal Year
	2003	2002	2001
Fuji Xerox	25%	28%	18%
Xerox	17%	21%	30%
Panasonic	14%	N/A	14%
Xerox Ltd.	N/A	10%	16%

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited)

        The following table summarizes the unaudited quarterly results of operations for fiscal years 2003 and 2002.

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share amounts)
Fiscal Year 2003
Revenues	$5,044	$4,115	$4,529	$3,926	$17,614
Costs and expenses, including interest	5,600	4,714	5,909	5,427	21,650
Loss from continuing operations before income taxes	(556)	(599)	(1,380)	(1,501)	(4,036)
Income from discontinued operations	—	153	—	17	170
Extraordinary gain	—	—	—	448	448
Net loss	(535)	(438)	(1,371)	(980)	(3,324)
Basic and diluted loss per common share	$(2.33)	$(1.91)	$(5.99)	$(4.28)	$(14.50)
Fiscal Year 2002
Revenues	$7,779	$5,768	$5,678	$3,953	$23,178
Costs and expenses, including interest	8,425	6,268	6,356	4,907	25,956
Loss from continuing operations before income taxes	(646)	(500)	(678)	(954)	(2,778)
Loss from discontinued operations	(405)	(3,026)	—	—	(3,431)
Net loss	(1,048)	(4,521)	(857)	(1,059)	(7,485)
Basic and diluted loss per common share	$(4.53)	$(19.68)	$(3.73)	$(4.61)	$(32.53)

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

NOTE 15—SUBSEQUENT EVENT

        Subsequent to its year end, the Company reached an agreement with one of its customers to be reimbursed for development engineering services that were performed and recognized as R&D expense in fiscal 2003. Revenues in the amount of 88,685,500 yen, or approximately $738,000 at the year-end exchange rate, will be recognized in fiscal 2004 as a result of this agreement.

SCHEDULE II

GRADCO SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the three years ended March 31, 2003
(Amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Currency Translation Adjustments	Balance at End of Year
Valuation reserve deducted in the balance sheets from the asset to which it applies:
Year ended March 31, 2003:
Accounts receivable	$175	$43	$6	$212
Deferred income taxes	$14,276	$928	$1,649	$13,555
Inventories	$228	$303	$177	$354
Year ended March 31, 2002:
Accounts receivable	$72	$109	$6	$175
Deferred income taxes	$10,871	$3,454	$49	$14,276
Inventories	$105	$291	$168	$228
Year ended March 31, 2001:
Accounts receivable	$70	$4	$2	$72
Deferred income taxes	$8,453	$2,649	$231	$10,871
Inventories	$0	$105	$0	$105

QuickLinks

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
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
  Item 14. Evaluation of Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CEO PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CFO PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
FORM 10-K—ITEM 14(a) GRADCO SYSTEMS, INC. INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
GRADCO SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Dollars in thousands)
GRADCO SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
GRADCO SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II GRADCO SYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS For the three years ended March 31, 2003 (Amounts in thousands)