Form 10-Q
period 2003-06-30
GRADCO SYSTEMS INC
filed 2003-08-25
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of  1934

For Quarter Ended June 30, 2003   Commission file number 0-12829

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

                                                                Yes  ☒                   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes                         No  ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 31, 2003
Common Stock, without	229,026
par value

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	March 31,
	2003	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,193	$2,719
Restricted cash	1,000	1,000
Accounts receivable, less allowance for doubtful accounts of $214 and $212, respectively	5,374	4,092
Inventories, less allowance for obsolescence of $334 and $354, respectively	866	714
Prepaid expenses and refundable deposits	547	438

Total current assets	9,980	8,963
Property and equipment, net	245	160
Cash surrender value of life insurance	252	251
Other assets	1,130	1,270
	$11,607	$10,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,442	$1,372
Note payable to bank	418	416
Notes payable to suppliers	2,937	3,350
Accrued expenses	204	166
Income taxes payable	260	261
Net liabilities of discontinued operations	53	79

Total current liabilities	6,314	5,644
Deferred compensation obligation	329	328

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, issued 264,205 shares	46,454	46,454
Accumulated deficit	(41,954)	(42,225)
Accumulated other comprehensive income	2,133	2,112
Less cost of common stock in treasury, 35,179 shares	(1,669)	(1,669)

Total shareholders’ equity	4,964	4,672
	$11,607	$10,644

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2003	2002
Revenues:

Net sales	$5,318	$4,664
Development engineering services	741	375
Licenses and royalties	2	5
	6,061	5,044

Costs and expenses:

Cost of sales	4,650	3,477
Research and development	25	395
Selling, general and administrative	1,141	1,431
Foreign currency transaction losses	9	304
	5,825	5,607
Income (loss) from operations	236	(563)

Interest expense	(5)	—
Interest income	5	7

Income (loss) from continuing operations before income taxes and minority interest	236	(556)
Income tax expense	2	1
Minority interest	—	(22)

Income (loss) from continuing operations	234	(535)
Income from discontinued operations	37	—

Net income (loss)	$271	$(535)

Basic and diluted income (loss) per common share:
Continuing operations	$1.02	$(2.33)
Discontinued operations	.16	—

Total	$1.18	$(2.33)

Weighted average shares outstanding, basic and diluted	229,026	229,710

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$234	$(535)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation	9	16
Amortization	20	19
Provision for losses on accounts receivable	1	1
Provision for inventory write-down	1	—
Minority interest	—	(22)
(Increase) decrease in accounts receivable	(1,269)	592
Increase in inventories	(150)	(117)
Increase in prepaid expenses and refundable deposits	(109)	(13)
Decrease in other assets	132	509
Increase (decrease) in accounts payable	1,064	(415)
(Decrease) increase in notes payable to suppliers	(426)	141
Increase (decrease) in accrued expenses	38	(458)
Decrease in income taxes payable	(1)	—
Decrease in other liabilities	—	(26)

Total adjustments	(690)	227

Net cash used in operating activities	(456)	(308)

Cash flows from investing activities:
Acquisition of property and equipment	(93)	(23)

Net cash used in investing activities	(93)	(23)

Effect of exchange rate changes on cash	12	286

Net decrease in cash and cash equivalents from continuing operations	(537)	(45)
Net increase in cash and cash equivalents from discontinued operations	11	55

Net (decrease) increase in cash and cash equivalents	(526)	10
Cash and cash equivalents at beginning of period	2,719	3,597

Cash and cash equivalents at end of period	$2,193	$3,607

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$5	$—
Income taxes	$3	$—

See accompanying notes to consolidated financial statements.

GRADCO SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM ACCOUNTING POLICY AND STOCK-BASED COMPENSATION

Interim Accounting Policy

The accompanying unaudited consolidated financial statements include the accounts of Gradco Systems, Inc. and its wholly and majority-owned subsidiaries (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the information furnished herein reflects all known accruals and adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2003 and the results of operations and cash flows for the three months ended June 30, 2003 and 2002.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation as prescribed by APB Opinion No. 25, Accounting for Stock issued to Employees, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) that supercedes SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants.  It also requires disclosure of option status on a more prominent and frequent basis.  The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Accordingly, no compensation cost has been recognized on the Incentive Stock Options.  Had compensation cost been determined consistent with SFAS 148, there would have been no material change in results of operations for the periods presented.

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

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The $37,000 of income from discontinued operations in the quarter ended June 30, 2003 was from the collection of fully reserved accounts receivable and the adjustment of liabilities, net of general and administrative expenses.

The net liabilities, excluding cash of $36,000 and $25,000 as of June 30, 2003 and March 31, 2003, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of June 30, 2003 and March 31, 2003 are as follows (dollars in thousands):

	June 30,	March 31,
	2003	2003
Accounts payable	$50	$76
Income taxes payable	3	3

Net liabilities of discontinued operations	$53	$79

NOTE 5:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows:
	(Dollars in Thousands)
	June 30, 2003	March 31, 2003
Raw materials	$266	$306
Finished goods	934	762
Allowance for obsolescence	(334)	(354)

	$866	$714

Other assets are summarized as follows:
	(Dollars in Thousands)
	June 30, 2003	March 31, 2003
Non-Refundable Tooling Advances	$493	$614
Deposits	282	282
Investments	176	175
Canon License	155	167
Distribution license for Dippin’ Dots ice cream	24	32

	$1,130	$1,270

NOTE 6:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of $26.9 million, which will expire in fiscal 2004 through 2023 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of 1,158 million Yen ($9.7 million) which will expire in fiscal 2004 through 2008 if not utilized.  Management has determined at this time that it is not deemed likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 7:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For both periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  There is no difference in average shares outstanding between diluted and basic in both periods presented because potentially dilutive securities would have been antidilutive.  Potentially dilutive securities that were excluded from the computation of earnings (loss) per share were 10,170 and 12,750 in the three months ended June 30, 2003 and 2002, respectively.

NOTE 8:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive income was $292,000 and $425,000 for the three months ended June 30, 2003 and 2002, respectively.  The difference from net income (loss) as reported is the change in the cumulative currency translation adjustment.

NOTE 9:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 66,667 common shares from time to time on the open market.  The Company did not make any purchases during the three months ended June 30, 2003 or 2002.

NOTE 10:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Two of the Company’s subsidiaries, Gradco (Japan) Ltd. and Gradco (USA) Inc. operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products, including those of Dippin’ Dots ice cream, accounts for the remainder. Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.  The following table reflects information by reportable segments for the quarters ended June 30, 2003 and 2002 (in thousands):

	Net Income
Three Months Ended 6/30/03	Revenues	(loss)	Assets
Paper handling devices	$5,614	$407	$25,294
New technology/products	447	(69)	780
Discontinued operations	—	37	36
Corporate	—	(104)	5,394
Inter-segment & corporate eliminations	—	—	(19,897)

Consolidated	$6,061	$271	$11,607

Three Months Ended 6/30/02
Paper handling devices	$4,541	$(322)	$27,909
New technology/products	503	(54)	1,131
Discontinued operations	—	—	71
Corporate	—	(159)	5,534
Inter-segment & corporate eliminations	—	—	(19,650)

Consolidated	$5,044	$(535)	$14,995

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

The Company’s operations are conducted principally through its wholly-owned subsidiaries Gradco (Japan) Ltd. (“GJ”) and Gradco (USA) Inc. (“GU”) and its majority-owned subsidiary Gradco Technology Ltd. (“GTL”). Venture Engineering, Inc. (“Venture”), another wholly-owned subsidiary, was involved with engineering and manufacturing activities.  The Board of Directors approved a plan to dispose of Venture, which was substantially completed by March 31, 2002.  This disposal has been accounted for as a discontinued operation and, accordingly, Venture’s net liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. See Note 4 of Notes to Unaudited Consolidated Financial Statements.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates its estimates, including those related to uncollectible receivables, excess and obsolete inventories, income taxes and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in preparing the Company’s consolidated financial statements: revenue recognition, inventories and valuation allowances.

Revenues are recognized in accordance with SAB 101.  Revenues from product sales (“net sales”) are recorded as units or spare parts are shipped under “FOB ex-factory” contracts.  Revenues from development engineering service contracts are recognized as earned, which generally occurs as services are performed.  Licenses and royalties are recognized when all obligations of the appropriate agreements have been fulfilled.

Inventories are stated at the lower of cost or market.  The Company evaluates its inventories on a regular basis and provides a reserve for excess and obsolete inventory to reduce the carrying value to its estimated net realizable value.  The inventory reserve is determined by analysis of customers’ current orders as well as future forecasts and spare parts commitment requirements.  A significant portion of the current reserve pertains to the wide format printer business previously undertaken by GTL.  In the event management adjusts its estimates of future salability, the value of the Company’s inventory may become under or overstated and recognition of such a change will affect cost of sales in a future period, which could materially affect the Company’s operating results and financial position.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  These estimates are based on management’s evaluation of the ability of customers to make payments, focusing on current economic conditions, customer financial conditions, historical payment experience and aging of accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  Because of the Company’s operating losses over the last several years, both in the United States and Japan, a valuation allowance for the entire amount of deferred tax assets has been established.  Should the Company begin generating taxable income, the valuation allowance would be reduced.

Results of Operations

Revenues for the three months ended June 30, 2003 increased $1,017,000 from the amount in the prior year’s first quarter.  Net sales increased $654,000, or 14%, principally from $919,000 of tooling sales in the current quarter versus $311,000 in the first quarter of the prior year.  In addition, unit sales in the office automation market increased by 6% and a slightly stronger yen, which increased by 6% against the dollar when compared to the same period in the previous year, caused an increase of $279,000 in revenue when yen denominated sales were translated into dollars.  These increases were partially offset by a decrease of $115,000 in spare parts sales and a $56,000 decrease in sales of Dippin’ Dots ice cream by GTL.  The Company had one customer-funded development engineering contract in the current quarter that amounted to $741,000 as compared to $375,000 in the first quarter of the prior year.

Gross margin on net sales decreased to 12.6% from 25.4% for the three months ended June 30, 2003 and June 30, 2002, respectively, primarily from the aforementioned tooling sales, which have a lower margin than product sales, and external cost increases caused by a change in contract manufacturers.  The change in contract manufacturers may result in a recurring gross margin percentage decline which could be mitigated if volumes were to increase.

Research and development expenses (“R&D) in the current quarter totaled $25,000 compared to $395,000 in the prior year’s comparable period.  The prior year amount includes $371,000 incurred in connection with the $375,000 in development engineering revenue recognized in that quarter.  The remaining $24,000 from the prior year’s quarter and the $25,000 in the current quarter are for internal R&D and reflect the restrictions placed on the Company by its limited financial resources.  As was discussed in the Company’s March 31, 2003 Form 10-K, there was approximately $700,000 of R&D expenses incurred in the latter part of fiscal 2003 which were recovered through development engineering service billings in the amount of $741,000 during the quarter ended June 30, 2003.  Accordingly, these revenues have no associated costs in the current quarter.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,141,000, or 18.8% of revenues, compared to $1,431,000, or 28.4% of revenues, in the prior year’s comparable period, a decrease of $290,000.  Approximately $229,000 of the decrease was from the closure of the Company’s Belgium office, including an accrual of $200,000 made in the first quarter of fiscal 2003 for the estimated closing costs.  The remainder of the decrease reflects the downsizing of the U.S. and Japanese operations undertaken by the Company.

Foreign currency transaction losses decreased from $304,000 in the first quarter of the prior year to $9,000 in the current quarter.  In the prior period, the yen strengthened by 10% against the dollar between March 31 and June 30, 2002 while the yen/dollar relationship changed by less than 1% in the current period.

As a result of the above factors, income from continuing operations before income taxes and minority interest was $236,000 for the quarter ended June 30, 2003 compared to a loss of $556,000 for the quarter ended June 30, 2002.  As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations.  There was $37,000 of income from discontinued operations in the current quarter and Venture’s operations in the first quarter of the prior year were break-even.

Financial Condition

Working capital increased to $3,666,000 at June 30, 2003 from $3,319,000 at March 31, 2003, primarily from net income.  At June 30, 2003, the Company had $3,193,000 in cash, of which $1,000,000 is pledged as security for a short-term note payable to bank in the amount of 50 million yen ($418,000), a decrease of $526,000 from March 31, 2003.  The Company had no long-term debt at June 30, 2003.

For the three months ended June 30, 2003, net cash used in operating activities was approximately $0.5 million.  Approximately $0.3 million was provided by income from continuing and discontinued operations and another $1.2 million was provided by an increase in accounts payable of $1.1 million and a decrease in other assets of $0.1 million. Approximately $2.0 million was used to fund increases in accounts receivable of $1.3 million, inventories of $0.2 million, prepaid expenses of $0.1 million and a decrease in notes payable to suppliers of $0.4 million.  Net cash used in investing activities was $0.1 million for the purchase of property and equipment.

Cash was virtually unaffected by exchange rate changes for the three months ended June 30, 2003.  The Company believes that its cash and credit facilities are adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  The Company is exposed to certain levels of market risks, especially changes in foreign currency exchange rates.  Interest rates currently have little effect on the Company since it has minimal interest-bearing debt.

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

(b)               Changes in Internal Controls over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date that our principal executive officer and principal accounting officer carried out their evaluation.  However, the Company received a letter dated July 2, 2003 from Grant Thornton LLP expressing its opinion as to a material weakness involving the adequacy of the communication and coordination between GJ and senior management of the Company as it pertains to the classification and recording of accounting transactions.  The Audit Committee is carefully reviewing the issue and has discussed it with both Grant Thornton LLP and management.  Without accepting or rejecting Grant Thornton LLP’s conclusions, the Audit Committee has begun the process of gathering information which addresses the issue raised to study what corrective action, if any, is warranted.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not Applicable.

ITEM 2.	CHANGES IN SECURITIES
Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Section 906 Certification, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Releases No. 33-8212, 34-47551

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing as the Chief Financial Officer.

GRADCO SYSTEMS, INC.
Registrant

By:

Date: August 22, 2003	/s/ Harland L. Mischler
Harland L. Mischler
Executive Vice President, Chief Financial Officer