Form 10-Q
period 2003-09-30
GRADCO SYSTEMS INC
filed 2003-11-26
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003 Commission file number 0-12829

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

Yes         ☐      No         ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2003

Common Stock, without par value	229,026

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,127	$2,719
Restricted cash	1,000	1,000
Accounts receivable, less allowance for doubtful accounts of $225 and $212, respectively	4,710	4,092
Inventories, less allowance for obsolescence of $335 and $354, respectively	663	714
Prepaid expenses and refundable deposits	81	438
Total current assets	9,581	8,963
Property and equipment, net	301	160
Cash surrender value of life insurance	271	251
Other assets	1,043	1,270
	$11,196	$10,644

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,100	$1,372
Note payable to bank	448	416
Notes payable to suppliers	3,174	3,350
Accrued expenses	61	166
Income taxes payable	258	261
Net liabilities of discontinued operations	60	79
Total current liabilities	6,101	5,644
Deferred compensation obligation	353	328

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, issued 229,026 shares at September 30, 2003 and 264,205 shares at March 31, 2003	44,786	46,454
Accumulated deficit	(42,638)	(42,225)
Accumulated other comprehensive income	2,594	2,112
Less cost of common stock in treasury, no shares at September 30, 2003 and 35,179 shares at March 31, 2003	—	(1,669)
Total shareholders’ equity	4,742	4,672
	$11,196	$10,644

See accompanying notes to unaudited consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:

Net sales	$3,872	$4,053	$9,190	$8,717
Development engineering services	136	58	877	433
Licenses and royalties	2	4	4	9
	4,010	4,115	10,071	9,159

Costs and expenses:

Cost of sales	3,143	3,432	7,793	6,909
Research and development	154	91	179	486
Selling, general and administrative	1,130	1,172	2,271	2,603
Foreign currency transaction losses	262	24	271	328
	4,689	4,719	10,514	10,326
Loss from operations	(679)	(604)	(443)	(1,167)

Interest expense	(3)	(1)	(8)	(1)
Interest income	4	6	9	13
Loss from continuing operations before income taxes and minority interest	(678)	(599)	(442)	(1,155)
Income tax expense (benefit)	—	(1)	2	—
Minority interest	—	(7)	—	(29)
Loss from continuing operations	(678)	(591)	(444)	(1,126)
Income (loss) from discontinued operations	(6)	153	31	153
Net loss	$(684)	$(438)	$(413)	$(973)

Basic and diluted loss per common share:
Continuing operations	$(2.96)	$(2.58)	$(1.94)	$(4.91)
Discontinued operations	(.03)	.67	.14	.67
Total	$(2.99)	$(1.91)	$(1.80)	$(4.24)

Weighted average shares outstanding, basic and diluted	229,026	229,254	229,026	229,453

See accompanying notes to unaudited consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Loss from continuing operations	$(444)	$(1,126)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation	21	34
Amortization	40	130
Loss on sale of property and equipment	—	18
Provision for (recoveries of) losses on accounts receivable	2	(98)
Provision for losses on inventories	2	139
Minority interest	—	(29)
(Increase) decrease in accounts receivable	(380)	1,809
Decrease (increase) in inventories	115	(139)
Decrease in prepaid expenses and refundable deposits	393	146
Decrease in other assets	487	798
Increase (decrease) in accounts payable	624	(742)
Decrease in notes payable to suppliers	(407)	(793)
Decrease in accrued expenses	(110)	(490)
Decrease in income taxes payable	(3)	(29)
Decrease in other liabilities	—	(4)
Total adjustments	784	750
Net cash provided by (used in) operating activities	340	(376)

Cash flows from investing activities:
Acquisition of property and equipment	(144)	(39)
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(144)	(34)

	Six Months Ended
	September 30, 2003	September 30, 2002
Cash flows from financing activities:
Acquisition of treasury stock	—	(1)
Net cash used in investing activities	—	(1)
Effect of exchange rate changes on cash	201	237

Net increase (decrease) in cash and cash equivalents from continuing operations	397	(174)
Net increase in cash and cash equivalents from discontinued operations	11	148
Net increase (decrease) in cash and cash equivalents	408	(26)
Cash and cash equivalents at beginning of period	2,719	3,597
Cash and cash equivalents at end of period	$3,127	$3,571

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$8	$1
Income taxes	$5	$29

See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of the Company’s management, the information furnished herein reflects all known accruals and adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2003 and the results of operations and cash flows for the three and six months ended September 30, 2003 and 2002.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock issued to Employees”, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) that supercedes SFAS 123, “Accounting for Stock-Based Compensation”.  SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants.  It also requires disclosure of option status on a more prominent and frequent basis.  The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Accordingly, no compensation cost has been recognized on the Incentive Stock Options.  Had compensation cost been determined consistent with SFAS 148, there would have been no change in results of operations for the periods presented.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: the Company has shut down the operations of Venture Engineering, Inc. (“Venture”, see Note 4), reduced the size of its workforce and reduced other costs in an attempt to conserve cash.  The Company’s survival as a going concern is dependent on the development of new sources in Japan and South Korea for the manufacture and engineering of products and the obtaining of tooling for such manufacture within the limits of its financial resources.  See also Note 11 regarding potential sale of Company.  However, there can be no assurance that these activities will be sufficient to reduce expenses quickly and sufficiently enough to meet declining revenues, if they persist.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective for the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

The $6,000 loss and the $31,000 of income from discontinued operations in the three and six months ended September 30, 2003, respectively, were from the adjustment of liabilities, net of general and administrative expenses, and the collection of fully reserved accounts receivable.

The net liabilities, excluding cash of $36,000 and $25,000 as of September 30, 2003 and March 31, 2003, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of September 30, 2003 and March 31, 2003 are as follows (dollars in thousands):

	September 30, 2003	March 31, 2003
Accounts payable	$57	$76
Income taxes payable	3	3
Net liabilities of discontinued operations	$60	$79

NOTE 5:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows:

	(Dollars in Thousands)
	September 30, 2003	March 31, 2003
Raw materials	$260	$306
Finished goods	738	762
Allowance for obsolescence	(335)	(354)
	$663	$714

Other assets are summarized as follows:

	(Dollars in Thousands)
	September 30, 2003	March 31, 2003
Non-Refundable Tooling Advances	$439	$614
Deposits	301	282
Investments	132	175
Canon License	154	167
Distribution license for Dippin’ Dots ice cream	17	32
	$1,043	$1,270

NOTE 6:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of $26.9 million, which will expire in fiscal 2004 through 2023 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of 1,158 million Yen ($10.4 million) which will expire in fiscal 2004 through 2008 if not utilized.  Management has determined at this time that it is not deemed likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 7:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  There is no difference in average shares outstanding between diluted and basic in both periods presented because potentially dilutive securities would have been antidilutive.  There were 10,170 potentially dilutive securities excluded from the computation of earnings (loss) per share in the six-month periods ended September 30, 2003 and 2002.

NOTE 8:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive income (loss) was $(223,000) and $69,000 for the three months and six months ended September 30, 2003, respectively and $(596,000) and $(171,000) for the three months and six months ended September 30, 2002.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 9:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 66,667 common shares from time to time on the open market.  The Company did not make any purchases during the six months ended September 30, 2003 and purchased 684 shares during the six months ended September 30, 2002 at an aggregate cost of $1,000.  The Company retired all 35,179 treasury shares during the quarter ended September 30, 2003.

NOTE 10:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Two of the Company’s subsidiaries, Gradco (Japan) Ltd. and Gradco (USA) Inc. operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products, including those of Dippin’ Dots ice cream, accounts for the remainder. Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.  The following table reflects information by reportable segments for the three and six month periods ended September 30, 2003 and 2002 (in thousands):

	Revenues	Net Income (loss)	Assets
Three Months Ended 9/30/03

Paper handling devices	$3,302	$(564)	$23,208
New technology/products	708	—	819
Discontinued operations	—	(6)	36
Corporate	—	(114)	5,392
Inter-segment & corporate eliminations	—	—	(18,259)
Consolidated	$4,010	$(684)	$11,196

Three Months Ended 9/30/02

Paper handling devices	$3,330	$(450)	$25,897
New technology/products	785	63	1,090
Discontinued operations	—	153	132
Corporate	—	(204)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$4,115	$(438)	$12,922

Six Months Ended 9/30/03

Paper handling devices	$8,916	$(157)	$23,208
New technology/products	1,155	(69)	819
Discontinued operations	—	31	36
Corporate	—	(218)	5,392
Inter-segment & corporate eliminations	—	—	(18,259)
Consolidated	$10,071	$(413)	$11,196

Six Months Ended 9/30/02

Paper handling devices	$7,871	$(772)	$25,897
New technology/products	1,288	9	1,090
Discontinued operations	—	153	132
Corporate	—	(363)	5,496
Inter-segment & corporate eliminations	—	—	(19,693)
Consolidated	$9,159	$(973)	$12,922

NOTE 11:  SUBSEQUENT EVENTS

On October 13, 2003, the Company announced through a press release that it had reached a preliminary agreement pursuant to which a corporation formed by management of GJ would merge with the Company.  The new corporation would survive the merger and Gradco’s shareholders would receive approximately $10.00 per share for each share of the Company’s common stock.  This preliminary agreement is subject to the execution of a definitive agreement and approval of holders of a majority of the outstanding shares of the Company’s stock.

Gradco Systems, Inc. and Gradco (Japan) Ltd. have asserted a claim against a vendor for damages as a result of the vendor terminating its relationship with them.  These discussions were concluded in principal with an offer from the vendor of 150,000,000 yen ($1,250,000 at an exchange rate of 120 yen to the dollar) together with certain patents, release of GJ from any un-recovered tooling and R&D costs, and the continuation by the vendor to supply certain spare parts.  This agreement, which has been embodied in a written document, was accepted by the Gradco board of directors in October 2003 in lieu of litigation against the vendor.  As of the date of this quarterly filing, the agreement has not been signed by the parties, and management can not provide assurance that the agreement will ultimately be finalized.

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

Inventories are stated at the lower of cost or market.  Management evaluates its inventories on a regular basis and provides a reserve for excess and obsolete inventory to reduce the carrying value to its estimated net realizable value.  The inventory reserve is determined by analysis of customers’ current orders as well as future forecasts and spare parts commitment requirements.  A significant portion of the current reserve pertains to the wide format printer business previously undertaken by GTL.  In the event management adjusts its estimates of future salability, the value of the Company’s inventory may become under or overstated and recognition of such a change will affect cost of sales in a future period, which could materially affect the Company’s operating results and financial position.

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

Results of Operations

Revenues for the three months ended September 30, 2003 decreased $105,000 from the amount in the prior year’s quarter.  Net sales decreased $181,000, or 4%.  Unit sales in the office automation market increased by 8% and a slightly stronger yen, which increased by 2% against the dollar when compared to the same period in the previous year, caused an increase of $75,000 in revenue when yen denominated sales were translated into dollars.  These increases were offset, however, by a decrease of $280,000 in spare parts sales and a $77,000 decrease in sales of Dippin’ Dots ice cream by GTL.  The Company had one customer-funded development engineering contract in the current quarter that amounted to $136,000 in revenue as compared to $58,000 in the second quarter of the prior year.

Revenues for the six months ended September 30, 2003 increased $912,000 from the amount in the prior year’s comparable period.  Net sales increased $473,000, or 5%, principally from an additional $600,000 of tooling sales in the current six-month period over the same period in the prior year and an increase of 10% in unit sales in the office automation market.  In addition, a slightly stronger yen, which increased by 5% against the dollar when compared to the same period in the previous year, caused an increase of $375,000 in revenue when yen denominated sales were translated into dollars.  These increases were partially offset by a decrease of almost $400,000 in spare parts sales and a $133,000 decrease in sales of Dippin’ Dots ice cream by GTL.  Customer-funded development engineering contracts in the current six-month period amounted to $877,000 in revenue as compared to $433,000 in the prior year period.

Gross margin on net sales increased to 18.8% from 15.3% for the three months ended September 30, 2003 and 2002, respectively, principally because of a $139,000 provision for inventory losses taken in the second quarter last year.  No such provision was taken in the current quarter.  Gross margin on net sales decreased to 15.2% from 20.7% for the six months ended September 30, 2003 and 2002, respectively, primarily from the aforementioned reduction in tooling sales, which have a higher margin, in the current year and external cost increases caused by a change in contract manufacturers.  The change in contract manufacturers may result in a recurring gross margin percentage decline which could be mitigated if volumes were to increase.

Research and development expenses (“R&D) in the current quarter totaled $154,000 compared to $91,000 in the prior year’s comparable period.  Included in the current and prior year expenses are $128,000 and $58,000, respectively, incurred in connection with development engineering revenue of $136,000 and $58,000, respectively.  R&D in the six months ended September 30, 2003 and 2002 totaled $179,000 and $486,000, respectively.  Included in the current and prior year amounts are $128,000 and $429,000, respectively, incurred in connection with development engineering revenue of $877,000 and $433,000, respectively.  As was discussed in the Company’s March 31, 2003 Form 10-K, there was approximately $700,000 of R&D expenses incurred in the latter part of the prior fiscal year which were recovered through development engineering service billings in the amount of $741,000 during the quarter ended June 30, 2003.  The remaining R&D of approximately $25,000 per quarter in all periods is for internal R&D and reflects the restrictions placed on the Company by its limited financial resources.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,130,000, 28.2% of revenues, compared to $1,172,000, 28.5% of revenues, in the prior year’s comparable period, a decrease of $42,000.  The decrease would have been approximately $50,000 greater, but the stronger yen caused the SG&A of GJ and GTL to translate into higher dollar amounts. For the six months ended September 30, 2003 and 2002, SG&A totaled $2,271,000, 22.6% of revenues and $2,603,000, 28.4% of revenues, respectively, a decrease of $332,000.  Approximately $229,000 of this decrease was from the closure of the Company’s Belgium office made in the first quarter of the prior fiscal year.  The remainder of the decrease reflects the downsizing of the U.S. and Japanese operations undertaken by the Company.

There were foreign currency transaction losses of $262,000 and $24,000 in the quarters ended September 30, 2003 and 2002, respectively, an increase of $238,000.  For the six months ended September 30, 2003 and 2002, foreign currency transaction losses were $271,000 and $328,000, respectively, a decrease of $57,000.  The large loss in the current quarter and the first quarter of the prior fiscal year were primarily the result of GJ losses as its dollar-denominated assets were devalued due to the strengthening yen in both those periods.  In the first quarter of the current year and the second quarter of the prior year, the yen/dollar relationship changed by less than 2%.

As a result of the above factors, the loss from continuing operations before income taxes and minority interest increased from $599,000 in the quarter ended September 30, 2002 to $678,000 in the current quarter and decreased from $1,155,000 in the six months ended September 30, 2002 to $442,000 in the current six-month period.  As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations.  There was a $6,000 loss in the current quarter and $153,000 of income from discontinued operations in the comparative quarter in the prior year.  Venture had income of $37,000 in the first quarter of the current year and its operations in the first quarter of the prior year were break-even.

Financial Condition

Working capital increased to $3,480,000 at September 30, 2003 from $3,319,000 at March 31, 2003, primarily from the effect of the strengthening yen, which caused an increase in net current assets denominated in yen when translated into dollars.  This increase was partially offset by the net loss for the period.  At September 30, 2003, the Company had $4,127,000 in cash, of which $1,000,000 is pledged as security for a short-term note payable to bank in the amount of 50 million yen ($448,000), an increase in cash of $408,000 from March 31, 2003.  The Company had no long-term debt at September 30, 2003 or March 31, 2003.

For the six months ended September 30, 2003, net cash provided by operating activities was approximately $0.3 million.  Approximately $1.6 million was provided by an increase in accounts payable of $0.6 million and decreases in inventories, prepaid expenses and other assets of $0.1 million, $0.4 million and $0.5 million, respectively.  Approximately $0.4 million was used to fund the loss from continuing and discontinued operations and another $0.9 million was used to fund increases in accounts receivable of $0.4 million and decreases in notes payable to suppliers and accrued expenses of $0.4 million and $0.1 million, respectively.  Net cash used in investing activities was $0.1 million for the purchase of property and equipment.

Cash increased by $201,000 due to exchange rate changes for the six months ended September 30, 2003.  The Company believes that its cash and credit facilities are adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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

Item 4.             DISCLOSURE CONTROLS AND PROCEDURES

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

(b)         Changes in Internal Controls over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date that our principal executive officer and principal accounting officer carried out their evaluation.  However, the Company received a letter dated July 2, 2003 from Grant Thornton LLP expressing its opinion as to a material weakness involving the adequacy of the communication and coordination between GJ and senior management of the Company as it pertains to the classification and recording of accounting transactions.  The Audit Committee continues to carefully review the issue and has discussed it with both Grant Thornton LLP and management.  Without accepting or rejecting Grant Thornton LLP’s conclusions, the Audit Committee has begun the process of gathering information which addresses the issue raised to study what corrective action, if any, is warranted.

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

(b) Reports on Form 8-K.

September 18, 2003 – Other events and Regulation FD disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing as the Chief Financial Officer.

GRADCO SYSTEMS, INC.
Registrant

By:

Date: November 26, 2003	/s/ Harland L. Mischler
Harland L. Mischler
Executive Vice President, Chief Financial Officer