Form 10-Q
period 2003-12-31
GRADCO SYSTEMS INC
filed 2004-03-17
CIK 719597

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of  1934

For Quarter Ended December 31, 2003	Commission file number 0-12829

GRADCO SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3342977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30-A Mauchly, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (949) 754-0140

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

Class	Number of Shares Outstanding at January 31, 2004

Common Stock, without par value	229,026

GRADCO SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

GRADCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,124	$2,719
Restricted cash	600	1,000
Accounts receivable, less allowance for doubtful accounts of $232 and $212, respectively	3,755	4,092
Inventories, less allowance for obsolescence of $338 and $354, respectively	672	714
Prepaid expenses and refundable deposits	127	438
Total current assets	8,278	8,963
Property and equipment, net	304	160
Cash surrender value of life insurance	281	251
Other assets	1,120	1,270
	$9,983	$10,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,231	$1,372
Note payable to bank	466	416
Notes payable to suppliers	2,304	3,350
Accrued expenses	178	166
Income taxes payable	258	261
Net liabilities of discontinued operations	47	79
Total current liabilities	5,484	5,644
Deferred compensation obligation	367	328

Shareholders’ equity:
Common stock, no par value; authorized 30,000,000 shares, 229,026 shares issued and outstanding at December 31, 2003 and 264,205 shares at March 31, 2003	44,786	46,454
Accumulated deficit	(43,482)	(42,225)
Accumulated other comprehensive income	2,828	2,112
Less cost of common stock in treasury, no shares at December 31, 2003 and 35,179 shares at March 31, 2003	—	(1,669)
Total shareholders’ equity	4,132	4,672
	$9,983	$10,644

See accompanying notes to unaudited consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenues:

Net sales	$3,138	$4,526	$12,328	$13,243
Development engineering services	8	—	885	433
Licenses and royalties	2	3	6	12
	3,148	4,529	13,219	13,688
Costs and expenses:

Cost of sales	2,633	4,022	10,426	10,931
Research and development	35	737	214	1,223
Selling, general and administrative	1,181	1,174	3,452	3,777
Foreign currency transaction losses	148	(19)	419	309
	3,997	5,914	14,511	16,240
Loss from operations	(849)	(1,385)	(1,292)	(2,552)

Interest expense	(2)	—	(10)	(1)
Interest income	4	5	13	18
Loss from continuing operations before income taxes and minority interest	(847)	(1,380)	(1,289)	(2,535)
Income tax expense	—	2	2	2
Minority interest	—	(11)	-	(40)
Loss from continuing operations	(847)	(1,371)	(1,291)	(2,497)
Income from discontinued operations	3	—	34	153
Net loss	$(844)	$(1,371)	$(1,257)	$(2,344)
Basic and diluted loss per common share:
Continuing operations	$(3.70)	$(5.99)	$(5.64)	$(10.89)
Discontinued operations	.01	-	.15	.67
Total	$(3.69)	$(5.99)	$(5.49)	$(10.22)
Weighted average shares outstanding, basic and diluted	229,026	228,971	229,026	229,292

See accompanying notes to unaudited consolidated financial statements.

GRADCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Loss from continuing operations	$(1,291)	$(2,497)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	31	48
Amortization	62	425
Loss on sale of property and equipment	26	17
Provision for (recoveries of) losses on accounts receivable	3	(97)
Provision for losses on inventories	3	89
Minority interest	—	(40)
Decrease in accounts receivable	706	895
Decrease in inventories	137	59
Decrease in prepaid expenses and refundable deposits	348	147
Decrease in other assets	543	1,181
Increase (decrease) in accounts payable	677	(406)
Decrease in notes payable to suppliers	(1,398)	(584)
Decrease in accrued expenses	(6)	(644)
Decrease in income taxes payable	(3)	(27)
Decrease in other liabilities	—	(4)
Total adjustments	1,129	1,059
Net cash used in operating activities	(162)	(1,438)
Cash flows from investing activities:
Acquisition of property and equipment	(174)	(41)
Proceeds from sale of property and equipment	1	6
Net cash used in investing activities	(173)	(35)
Cash flows from financing activities:
Reduction in cash pledged as security for notes payable to bank	400	—
Acquisition of treasury stock	—	(1)
Net cash provided by (used in) financing activities	400	(1)
Effect of exchange rate changes on cash	338	309
Net increase (decrease) in cash and cash equivalents
from continuing operations	403	(1,165)
Net increase in cash and cash equivalents from discontinued operations	2	175
Net increase (decrease) in cash and cash equivalents	405	(990)
Cash and cash equivalents at beginning of period	2,719	3,597
Cash and cash equivalents at end of period	$3,124	$2,607

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$10	$1
Income taxes	$5	$29

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

In the opinion of the Company’s management, the information furnished herein reflects all known accruals and adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 2003 and the results of operations and cash flows for the three and nine months ended December 31, 2003 and 2002.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock issued to Employees”, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (“SFAS 148”) that supercedes SFAS 123, “Accounting for Stock-Based Compensation”.  SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants.  It also requires disclosure of option status on a more prominent and frequent basis.  The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Accordingly, no compensation cost has been recognized on the Incentive Stock Options.  Had compensation cost been determined consistent with SFAS 148, there would have been no change in results of operations for the periods presented.

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

The $3,000 and $34,000 of income from discontinued operations in the three and nine months ended December 31, 2003, respectively, was from the adjustment of liabilities, net of general and administrative expenses, and the collection of fully reserved accounts receivable.

The net liabilities, excluding cash of $9,000 and $25,000 as of December 31, 2003 and March 31, 2003, respectively, of the discontinued operations of Venture included in the accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2003 are as follows (dollars in thousands):

	December 31, 2003	March 31, 2003
	(unaudited)
Accounts payable	$47	$76
Income taxes payable	—	3
Net liabilities of discontinued operations	$47	$79

NOTE 5:  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories are summarized as follows (Dollars in Thousands):

	December 31, 2003	March 31, 2003
	(unaudited)
Raw materials	$258	$306
Finished goods	752	762
Allowance for obsolescence	(338)	(354)
	$672	$714

Other assets are summarized as follows:

	December 31, 2003	March 31, 2003
	(unaudited)
Non-Refundable Tooling Advances	$530	$614
Deposits	297	282
Investments	138	175
Canon License	146	167
Distribution license for Dippin’ Dots ice cream	9	32
	$1,120	$1,270

NOTE 6:  INCOME TAXES

The Company has federal net operating loss carryforwards (“NOLs”) for tax reporting purposes of $22.9 million, which will expire in fiscal 2004 through 2023 if not utilized.  These NOLs are utilizable by the Company and its domestic subsidiary.  The Company’s foreign subsidiaries in Japan also have NOLs in the amount of 1,158 million Yen ($10.8 million) which will expire in fiscal 2004 through 2008 if not utilized.  Management has determined at this time that it is not deemed likely these NOLs can be utilized and therefore a valuation allowance has been established for the full amount of deferred tax assets.  The amounts shown as income tax expense reflect only required minimum amounts due under local jurisdictions.

NOTE 7:  EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the net earnings (loss) available to common shareholders is the same for both basic and diluted EPS and is equal to the net earnings (loss) stated in the Consolidated Statements of Operations.  There is no difference in average shares outstanding between diluted and basic in both periods presented because potentially dilutive securities would have been antidilutive.  There were 10,170 potentially dilutive securities excluded from the computation of earnings (loss) per share in the three and nine-month periods ended December 31, 2003 and 2002.

NOTE 8:  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and displaying of comprehensive income and its components in the Company’s consolidated financial statements.  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Total comprehensive losses were $149,000 and $541,000 for the three months and nine months ended December 31, 2003, respectively and $1,219,000 and $1,390,000 for the three months and nine months ended December 31, 2002.  The difference from net loss as reported is the change in the cumulative currency translation adjustment.

NOTE 9:  TREASURY STOCK

In fiscal 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in March 1999 which authorizes the Company to purchase up to 66,667 common shares from time to time on the open market.  The Company did not make any purchases during the nine months ended December 31, 2003 and purchased 684 shares during the nine months ended December 31, 2002 at an aggregate cost of $1,000.  The Company retired all 35,179 treasury shares during the quarter ended September 30, 2003.

NOTE 10:  SEGMENT INFORMATION

The majority of the Company’s operations are in one industry segment, the design, development, production and marketing of intelligent paper handling devices for the office automation market.  Two of the Company’s subsidiaries, Gradco (Japan) Ltd. and Gradco (USA) Inc. operate in this segment.  Gradco Technology Ltd. (a majority-owned subsidiary of GJ) focuses on developing markets for new technologies and products, including those of Dippin’ Dots ice cream, accounts for the remainder. Venture, whose operations are reflected as discontinued, operated in an industry segment involved in high technology engineering and manufacturing services.  The following table reflects information by reportable segments for the three and nine-month periods ended December 31, 2003 and 2002 (in thousands):

	Revenues	Net Income (loss)	Assets
Three Months Ended 12/31/03
Paper handling devices	$2,705	$(583)	$22,108
New technology/products	443	(102)	817
Discontinued operations	—	3	9
Corporate	—	(162)	5,468
Inter-segment & corporate eliminations	—	—	(18,419)
Consolidated	$3,148	$(844)	$9,983

Three Months Ended 12/31/02
Paper handling devices	$4,095	$(1,127)	$25,648
New technology/products	434	(83)	857
Discontinued operations	—	—	51
Corporate	—	(161)	5,419
Inter-segment & corporate eliminations	—	—	(19,731)
Consolidated	$4,529	$(1,371)	$12,224

Nine Months Ended 12/31/03
Paper handling devices	$11,621	$(740)	$22,108
New technology/products	1,598	(171)	817
Discontinued operations	—	34	9
Corporate	—	(380)	5,468
Inter-segment & corporate eliminations	—	—	(18,419)
Consolidated	$13,219	$(1,257)	$9,983

Nine Months Ended 12/31/02
Paper handling devices	$11,966	$(1,899)	$25,648
New technology/products	1,722	(74)	857
Discontinued operations	—	153	51
Corporate	—	(524)	5,419
Inter-segment & corporate eliminations	—	—	(19,731)
Consolidated	$13,688	$(2,344)	$12,244

NOTE 11:  PROPOSED MERGER

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

NOTE 12:  SUBSEQUENT EVENTS

Gradco Systems, Inc. and Gradco (Japan) Ltd. have asserted a claim against a vendor for damages as a result of the vendor terminating its relationship with them.  In October 2003, these discussions were concluded in principal with an offer from the vendor of 150,000,000 yen together with certain patents, release of GJ from any un-recovered tooling and R&D costs, and the continuation by the vendor to supply certain spare parts. This agreement, which has been embodied in a written document, was accepted by the Gradco board of directors in lieu of litigation against the vendor.  On January 30, 2004, the agreement was signed by both parties with the vendor issuing a promissory note due on March 31, 2004 in the amount of 149,750,050 yen.  In accordance with Financial Accounting Standards Board Statement No. 5, the Company will recognize the gain contingency of approximately $1.4 million upon receipt of the cash.

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

Results of Operations

Revenues for the three months ended December 31, 2003 decreased $1,381,000 from the amount in the prior year’s quarter almost entirely due to a 31% decrease in net sales.  A 39% decrease in unit sales in the office automation market was partially offset by a stronger yen, which increased by 11% against the dollar when compared to the same period in the previous year.   The stronger yen caused an increase of $344,000 in revenue when yen denominated sales were translated into dollars.

Revenues for the nine months ended December 31, 2003 decreased $469,000 from the amount in the prior year’s comparable period.  Net sales decreased $915,000, or 7%, principally from a decrease of 37% in unit sales in the office automation market and a 12% decrease in sales of Dippin’ Dots ice cream by GTL.  These decreases were partially offset by a slightly stronger yen, which increased  6% against the dollar when compared to the same period in the previous year, causing an increase of $715,000 in revenue when yen denominated sales were translated into dollars.  In addition, there was $600,000 more of tooling sales in the current nine-month period over the same period in the prior year.  Customer-funded development engineering contracts in the current nine-month period amounted to $885,000 in revenue as compared to $433,000 in the prior year period.

Gross margin on net sales increased to 16.4% from 11.1% for the three months ended December 31, 2003 and 2002, respectively, principally because of a $275,000 charge taken in the prior year’s third quarter for amortization of nonrefundable tooling advances.  No such charge was taken in the current quarter.  Gross margin on net sales decreased to 15.5% from 17.5% for the nine months ended December 31, 2003 and 2002, respectively, primarily from external cost increases caused by a change in contract manufacturers.  The change in contract manufacturers may result in continuing gross margin percentage declines, which could be mitigated if volumes were to increase.

Research and development expenses (“R&D) in the current quarter totaled $35,000 compared to $737,000 in the prior year’s comparable period.  Included in the prior year expense was $712,000  incurred in connection with a development engineering project for which revenue of $741,000 was recognized in the first quarter of the current year.  R&D in the nine months ended December 31, 2003 and 2002 totaled $214,000 and $1,223,000, respectively.  Included in the current and prior year amounts are $128,000 and $1,141,000, respectively, incurred in connection with development engineering projects for which revenue of $885,000 and $433,000 was earned, respectively.  As was discussed in the Company’s March 31, 2003 Form 10-K, there was approximately $700,000 of R&D expenses incurred in the latter part of the prior fiscal year which were recovered through development engineering service billings in the amount of $741,000 during the quarter ended June 30, 2003.  The remaining R&D of approximately $25,000 per quarter in all periods is for internal R&D and reflects the restrictions placed on the Company by its limited financial resources.

Selling, general and administrative expenses (“SG&A”) in the current quarter totaled $1,181,000, 37.5% of revenues, compared to $1,174,000, 25.9% of revenues, in the prior year’s comparable period, an increase of $7,000.  There would have been a decrease, but the stronger yen caused the SG&A of GJ and GTL to translate into approximately $110,000 more in dollars.  There was also approximately $50,000 incurred in legal and professional fees related to the proposed merger.  For the nine months ended December 31, 2003 and 2002, SG&A totaled $3,452,000, 26.1% of revenues and $3,777,000, 27.6% of revenues, respectively, a decrease of $325,000.   Approximately $229,000 of this decrease was from the closure of the Company’s Belgium office made in the first quarter of the prior fiscal year.  The remainder of the decrease reflects the downsizing of the U.S. and Japanese operations undertaken by the Company.  The decrease would have been greater had it not been for the unfavorable translation of the yen into dollars and the merger-related fees mentioned above.

There was a foreign currency transaction loss of $148,000 and a gain of $19,000 in the quarters ended December 31, 2003 and 2002, respectively, a change of $167,000.  For the nine months ended December 31, 2003 and 2002, foreign currency transaction losses were $419,000 and $309,000, respectively, an increase of $110,000.

As a result of the above factors, the loss from continuing operations before income taxes and minority interest decreased from $1,380,000 in the quarter ended December 31, 2002 to $847,000 in the current quarter and decreased from $2,535,000 in the nine months ended December 31, 2002 to $1,289,000 in the current nine-month period.  As discussed above, the Company has terminated the operations of Venture and now reflects its operating results as discontinued operations.  There was $3,000, $34,000 and $153,000 of income from discontinued operations in the current quarter and nine months ended December 31, 2003 and 2002, respectively.

Financial Condition

Working capital decreased to $2,794,000 at December 31, 2003 from $3,319,000 at March 31, 2003, primarily from the net loss for the period.  This decrease was partially offset by the effect of the strengthening yen, which caused an increase in net current assets denominated in yen when translated into dollars.  At December 31, 2003, the Company had $3,724,000 in cash and restricted cash, an increase of $5,000 from March 31, 2003.  Included in the December 31, 2003 cash and restricted cash balance of $3,724,000 is $600,000 pledged as security for a short-term note payable to bank in the amount of 50 million yen ($466,000).  The Company had no long-term debt at December 31, 2003 or March 31, 2003.

For the nine months ended December 31, 2003, net cash used in operating activities was approximately $0.2 million.  Approximately $2.5 million was provided by depreciation and amortization of $0.1 million, an increase in accounts payable of $0.7 million and decreases in accounts receivable, inventories, prepaid expenses and other assets of $0.7 million, $0.1 million, $0.4 million and $0.5 million, respectively.  Approximately $1.3 million was used to fund the loss from continuing and discontinued operations and another $1.4 million was used to fund decreases in notes payable to suppliers.  Net cash used in investing activities was $0.2 million for the purchase of property and equipment.  Net cash provided by financing activities of $0.4 million was due to a reduction in cash pledged as security for notes payable to bank.

Cash increased by $338,000 due to exchange rate changes for the nine months ended December 31, 2003.  The Company believes that its cash and credit facilities are adequate for its short-term needs, but its long-term survival is dependent upon the development of relationships and sources of working capital to enable it to compete in the highly competitive digital market.

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

(a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Section 906 Certification, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Releases No. 33-8212, 34-47551

(b) Reports on Form 8-K.

Form 8-K, dated September 18, 2003 – Press Release announcing receipt of the proposed merger offer from the management of Gradco Japan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing as the Chief Financial Officer.

GRADCO SYSTEMS, INC.
Registrant

By:

Date: March 11, 2004	/s/ Harland L. Mischler
Harland L. Mischler
Executive Vice President, Chief Financial Officer